Form 10-Q
period 1996-03-31
ENTERPRISE FEDERAL BANCORP INC
filed 1996-05-15
CIK 922036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to ____________

                         Commission File Number 0-24694

                       ENTERPRISE FEDERAL BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                                  31-1396726
- -------------------------------------------------                    -------------------------
(State or other jurisdiction of incorporation or                          (I.R.S. Employer
                   organization)                                       Identification Number)

                 117 Mill Street
                  Lockland, Ohio                                                45215
- -------------------------------------------------                    -------------------------
   (Address of principal executive office)                                   (Zip Code)

                                (513) 821-1297
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              -----       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 1996 there were issued and outstanding 2,069,328 shares of the Registrant's Common Stock, par value $.01 per share.

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION
- -------          ---------------------


Item 1.          Consolidated Financial Statements

                 Consolidated Statements of Financial Condition
                 (As of March 31, 1996 (unaudited) and September 30, 1995)                       1

                 Consolidated Statements of Earnings for the three and six months
                 ended March 31, 1996 (unaudited) and 1995 (unaudited)                           2

                 Consolidated Statements of Cash Flows for the six
                 months ended March 31, 1996 (unaudited) and 1995 (unaudited)                    3

                 Notes to unaudited Consolidated Financial Statements                            5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           7


PART II.         OTHER INFORMATION
- --------         -----------------


Item 1.          Legal Proceedings                                                              12
Item 2.          Changes in Securities                                                          12
Item 3.          Defaults Upon Senior Securities                                                12
Item 4.          Submission of Matters to a Vote of Security Holders                            12
Item 5.          Other Information                                                              12
Item 6.          Exhibits and Reports on Form 8-K                                               12


SIGNATURES

                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)

                  ASSETS                                                     March 31,        September 30,
                                                                                1996              1995
                                                                           ---------------   ----------------
                                                                            (Unaudited)
 Cash and due from banks                                                     $    560             $    588
 Federal funds sold                                                             1,500                9,000
 Interest-bearing deposits in other financial institutions                      3,058                1,082
                                                                             --------             --------
          Cash and cash equivalents                                             5,118               10,670
 Mortgage-backed securities available for sale - at market                     61,604               72,022
 Loans receivable - net                                                       130,334              110,830
 Office premises and equipment - at depreciated cost                            3,254                2,054
 Federal Home Loan Bank stock - at cost                                         2,032                1,545
 Accrued interest receivable on loans                                             205                   83
 Accrued interest receivable on mortgage-backed securities                        326                  417
 Accrued interest receivable on investment and interest-bearing
  deposits                                                                        ---                    2
 Goodwill and other intangible assets                                              65                   80
 Prepaid expenses and other assets                                                493                  220
 Prepaid Federal income taxes                                                     ---                   15
                                                                             --------             --------
                  Total assets                                               $203,431             $197,938
                                                                             ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits                                                                    $139,708             $127,687
 Advances from Federal Home Loan Bank                                          30,000               30,000
 Advances by borrowers for taxes and insurance                                    178                  190
 Accrued interest payable                                                         342                  376
 Other liabilities                                                              1,207                  825
 Deferred Federal income taxes                                                    271                  386
 Accrued Federal income taxes                                                     255                  ---
                                                                             --------             --------
                  Total liabilities                                           171,961              159,464

 Commitments                                                                      ---                  ---

 Stockholders' equity
 Preferred stock, no par value, 1,000,000 shares authorized,
  none issued and outstanding                                                     ---                  ---
 Common stock, $.01 par value, 4,000,000 shares authorized,
  2,268,596 outstanding at September 30, 1995                                      23                   23
 Additional paid-in capital                                                    22,207               28,633
 Less 183,381 shares of treasury stock - at cost                               (2,898)              (1,413)
 Less shares acquired by employee stock benefit plans                          (3,334)              (3,452)
 Unrealized gain on securities designated as available for sale                   192                  388
 Retained earnings - restricted                                                15,280               14,295
                                                                             --------             --------
                  Total stockholders' equity                                   31,470               38,474
                                                                             --------             --------

                  Total liabilities and stockholders' equity                 $203,431             $197,938
                                                                             ========             ========

         The accompanying notes are an integral part of these statements.

                Enterprise Federal Bancorp, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In Thousands)
                                  (Unaudited)

                                                                Three Months                Six Months
                                                               Ended March 31,           Ended March 31,
                                                               ---------------           ---------------
                                                              1996         1995         1996         1995
                                                              ----         ----         ----         ----
 Interest income:
   Loans                                                    $2,592       $2,049       $4,933        $4,125
   Mortgage-backed securities                                  994          639        2,179         1,040
   Investment securities                                        --           39           --            54
   Interest-bearing deposits and other                         181          187          389           476
                                                            ------      -------       ------        ------
          Total interest income                              3,767        2,914        7,501         5,695

 Interest expense:
   Deposits                                                  1,699        1,331        3,393         2,705
   Borrowings                                                  596           41        1,185            41
                                                            ------      -------       ------        ------
          Total interest expense                             2,295        1,372        4,578         2,746

 Net interest income                                         1,472        1,542        2,923         2,949
 Provision for loan losses                                      30           --           30            --
                                                            ------      -------       ------        ------
 Net interest income after provision for loans losses        1,442        1,542        2,893         2,949

 Other operating income:
   Gain on sales of securities                                 205          110          831           110
   Other                                                        24           22           55            41
                                                            ------      -------       ------        ------
          Total other operating income                         229          132          886           151
                                                            ------      -------       ------        ------

 Operating expenses:
   Employee compensation and benefits                          583          496        1,242           959
   Occupancy and equipment                                      92           73          160           130
   Federal deposit insurance premiums                           73           68          142           136
   Franchise taxes                                             115          112          233           154
   Date processing                                              35           34           68            66
   Amortization of intangible assets                             8            8           16            16
   Other                                                        53          104          211           243
                                                            ------      -------       ------        ------
          Total operating expenses                             959          895        2,072         1,704
                                                            ------      -------       ------        ------

 Earnings before income taxes                                  712          779        1,707         1,396
 Federal income taxes                                          243          265          613           480
                                                            ------      -------       ------        ------
 Net earnings                                               $  469      $   514       $1,094        $  916
                                                            ======      =======       ======        ======

 Earnings per share                                         $  .24      $   .23       $  .55           N/A
                                                            ======      =======       ======        ======

                Enterprise Federal Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                 Six Months Ended March 31,
                                                                              -------------------------------
                                                                                   1996             1995
                                                                              -------------    --------------
 Cash flows from operating activities:
   Net earnings for the period                                                   $  1,094         $    916
   Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
   Amortization of discounts and premiums on loans, investments and
    mortgage-backed securities - net                                                  (43)              28
   Amortization of deferred loan origination fees                                    (113)             (65)
   Depreciation and amortization                                                       58               55
   Provision for losses on loans                                                       30               --
   Federal Home Loan Bank stock dividends                                             (64)             (32)
   Gain on sale of securities                                                        (831)            (110)
 Increase (decrease) in cash due to change in:
   Accrued interest receivable                                                        (29)            (113)
   Prepaid expense and other assets                                                  (273)             247
   Accrued interest payable                                                           (34)              80
   Other liabilities                                                                  382             (161)
   Federal income taxes
     Current                                                                          255              259
     Deferred                                                                        (100)              (9)
                                                                                 --------         --------
 Net cash provided by operating activities                                            332            1,095

 Cash flows provided by (used in) investing activities:
   Purchase of investment securities                                                   --           (7,447)
   Sale of investment securities                                                       --            4,967
   Purchase of mortgage-backed securities                                         (36,535)         (31,650)
   Sale of mortgage-backed securities                                              45,598            5,374
   Principal repayments of mortgage-backed securities                               2,150            2,714
   Loan principal repayments                                                        8,856            5,077
   Loan disbursements                                                             (28,277)         (10,095)
   Purchase of office premises and equipment                                       (1,242)            (148)
   Purchase of FHLB Stock                                                            (423)              --
                                                                                 ---------        --------
   Net cash used in investing activities                                           (1,242)         (31,208)
 Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                                     12,021          (38,201)
   Borrowed money                                                                      --           10,000
   Advances by borrowers for taxes and insurance                                      (12)               4
   Net proceeds of stock issuance                                                      --           26,355
   Capital distribution                                                            (6,535)              --
   Purchase of treasury shares                                                     (1,485)              --
                                                                                 --------         --------
   Net cash provided by (used in) financing activities                              3,989             (842)
   Net decrease in cash and cash equivalents                                       (5,552)         (30,955)
   Cash and cash equivalents at beginning of period                                10,670           36,465
                                                                                 --------         --------
   Cash and cash equivalents at end of period                                    $  5,118         $  5,510
                                                                                 ========         ========
 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                                          $    245         $    219
                                                                                 ========         ========
   Interest on deposits and borrowings                                           $  2,329         $  2,666
                                                                                 ========         ========

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements


Note 1 -         Basis of Presentation

                 Enterprise Federal Bancorp Inc. (the "Corporation") was incorporated under Ohio law in April 1994 by Enterprise Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank, to be known as Enterprise Federal Savings Bank (the "Savings Bank"), the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on October 14, 1994, the Corporation became the unitary holding company for the Savings Bank. The financial statements for the periods prior to October 14, 1994 presented herein are those of Enterprise Federal Savings and Loan Association prior to the Conversion.

                 The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

                 The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995, contained in the Corporation's 1995 Annual Report.

Note 2 -         Principles of Consolidation

                 The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

Note 3 -         Earnings Per Share

                 Earnings per share for the three and six months ended March 31, 1996 were calculated assuming 1,954,167 and 1,989,091 shares were issued and outstanding during the periods. Earnings per share for the three months ended March 31, 1995 were calculated assuming 2,234,782 shares were issued and outstanding during the period. Earnings per share for the six month period ended March 31, 1995 is not applicable, as the Conversion was not completed until October 14, 1994.

Note 4 -         Effects of Recent Accounting Pronouncements

                 In May 1993, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Corporation adopted SFAS No. 115 in fiscal 1995. At March 31, 1996, stockholders' equity includes $192,000 of unrealized gains on securities designated as available for sale, net of related tax effects.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The Corporation's assets totalled $203.4 million at March 31, 1996 compared to $197.9 million at September 30, 1995. This $5.5 million or 2.8% increase was primarily due to a $19.5 million or 17.6% increase in loans receivable, net. Total liabilities amounted to $172.0 million at March 31, 1996 compared to $159.5 million at September 30, 1995. This increase was primarily due to a $12.0 million or 9.4% increase in deposits. The increase in loans receivable was funded with repayments and sales proceeds from the Corporation's mortgage-backed securities portfolio and increased deposit inflow. Total stockholders' equity decreased $7.0 million or 18.2% to $31.5 million at March 31, 1996 compared to $38.5 million at September 30, 1995. The decrease in stockholders' equity was due primarily to the payment of a $3.00 per share distribution on November 3, 1995 to stockholders of record on October 25, 1995. Such distribution amounted to approximately $6.5 million in the aggregate and is primarily reflected as a reduction in additional paid-in capital. Such reduction was partially offset by net income of $1.1 million during the six months ended March 31, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         NET INCOME. The Corporation's net income amounted to $469,000 for the three months ended March 31, 1996 compared to $514,000 for the comparable period in 1995. The $45,000 or 8.8% increase was due primarily to a decrease in net interest income and an increase in total operating expenses which were partially offset by an increase in total other operating income.

         NET INTEREST INCOME. Net interest income before provision for loan losses decreased $70,000 or 4.5% to $1.5 million for the three months ended March 31, 1996 compared to the same period in 1995. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The decrease in net interest income was due to a decrease in the interest rate spread which more than offset the increase in the ratio of interest-earning assets to interest-bearing liabilities. The increase in interest-earning assets was primarily due to the investment of net proceeds from the Conversion and the leveraging of the Corporation's capital. The decrease in the interest rate spread was primarily due to the use of FHLB advances to leverage the Corporation's capital and the temporary investment of such funds in lower yielding mortgage-backed securities. However, the Corporation has recently experienced increased loan demand and has funded higher rate loans with repayments and sales proceeds from its mortgage-backed securities portfolio.

         INTEREST INCOME. Interest income amounted to $3.8 million for the three months ended March 31, 1996 compared to $2.9 million for the same period in 1995. The increase of $853,000 or 29.2% was primarily due to an increase in interest income on loans of $543,000 or 26.5% to $2.6 million for the 1996 period compared to the 1995 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.
In addition, interest income on mortgage-backed securities increased $355,000 or 55.6% during the 1996 period. The increase in interest income on such assets primarily resulted from an increase in the average balance of mortgage-backed securities due to the investment of a portion of the net proceeds from the Conversion in such assets as well as the use of borrowings to fund purchases of such assets.

         INTEREST EXPENSE. Interest expense increased $923,000 or 67.3% to $2.3 million for the three months ended March 31, 1996 compared to the same period in 1995 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $368,000 or 27.6% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $555,000 primarily due to an increase in the average balance of such liabilities.

         OTHER OPERATING INCOME. Other operating income amounted to $229,000 and $110,000 during the three months ended March 31, 1996 and 1995, respectively. The $97,000 increase during the 1996 period was primarily due to increased gains on sales of securities.

         OPERATING EXPENSES. Operating expenses increased $64,000 or 7.2% to $959,000 for the three months ended March 31, 1996 compared to $895,000 for the three months ended March 31, 1995. Such increase was primarily due to an $87,000 or 17.5% increase in employee compensation and benefits. The increase in employee compensation and benefits was due to increased pension plan expense and expenses of the Employee Stock Ownership Plan and Management Recognition Plan adopted in connection with the Conversion.

         FEDERAL INCOME TAXES. Federal income taxes amounted to $243,000 and $265,000 for the three months ended March 31, 1996 and 1995, respectively, resulting in effective tax rates of 34.1% and 34.0%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

         NET INCOME. The Corporation's net income amounted to $1.1 million for the six months ended March 31, 1996 compared to $916,000 for the comparable period in fiscal 1995. The $178,000 or 19.4% increase was due primarily to an increase in total other operating income.

         NET INTEREST INCOME. Net interest income before provision for loan losses decreased $26,000 or 1.0% for the six months ended March 31, 1996 compared to the same period in fiscal 1995. The decrease in net interest income was due to a decrease in the interest rate spread which more than offset the increase in the ratio of interest-earning assets to interest-bearing liabilities. The increase in interest-earning assets was primarily due to the investment of net proceeds from the Conversion and the leveraging of the Corporation's capital. The decrease in the interest rate spread was primarily due to the use of FHLB advances to leverage the Corporation's capital and the temporary investment of such funds in lower yielding mortgage-backed securities. However, the Corporation has recently experienced increased loan demand and has funded higher rate loans with repayments and sales proceeds from its mortgage-backed securities portfolio.

         INTEREST INCOME. Interest income amounted to $7.5 million for the six months ended March 31, 1996 compared to $5.7 million for the same period in fiscal 1995. The increase of $1.8 million or 31.7% was primarily due to an increase in interest income on loans of $808,000 or 19.6% to $4.9 million for the fiscal 1996 period compared to the fiscal 1995 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand. In addition, interest income on mortgage-backed securities increased $1.1 million or 109.5% during the fiscal 1996 period. The increase in interest income on such assets primarily resulted from an increase in the average balance of mortgage-backed securities due to the investment of a portion of the net proceeds from the Conversion in such assets as well as the use of borrowings to fund purchases of such assets.

         INTEREST EXPENSE. Interest expense increased $1.8 million or 66.7% to $4.6 million for the six months ended March 31, 1996 compared to the same period in fiscal 1995 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $688,000 or 25.4% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $1.1 million primarily due to an increase in the average balance of such liabilities.

         OTHER OPERATING INCOME. Other operating income amounted to $886,000 and $151,000 during the six months ended March 31, 1996 and 1995, respectively. The $735,000 increase during the fiscal 1996 period was primarily due to increased gains on sales of securities.

         OPERATING EXPENSES. Operating expenses increased $368,000 or 21.6% to $2.1 million for the six months ended March 31, 1996 compared to $1.7 million for the six months ended March 31, 1995. Such increase was primarily due to a $283,000 or 29.5% increase in employee compensation and benefits. The increase in employee compensation and benefits was due to increased pension plan expense and expenses of the Employee Stock Ownership Plan and Management Recognition Plan adopted in connection with the Conversion.

         FEDERAL INCOME TAXES. Federal income taxes amounted to $613,000 and $480,000 for the six months ended March 31, 1996 and 1995, respectively, resulting in effective tax rates of 35.9% and 34.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At March 31, 1996, the Corporation had $30.0 million of FHLB advances outstanding.

         Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the six month periods ended March 31, 1996 and 1995, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At March 31, 1996, the total approved loan commitments outstanding amounted to $4.4 million. At the same time, the Corporation had $3.5 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $3.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1996 totaled $42.5 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

         The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of between 5% and 10% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average monthly liquidity ratio and short-term liquid assets ratio for March 1996 was 6.85%. As of March 31, 1996, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements with tangible, core and risk-based capital ratios of 13.6%, 13.6% and 26.6%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements of the Corporation and related notes represented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, substantially all of the assets and liabilities of financial institutions are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Corporation's assets and liabilities are critical to the maintenance of acceptable performance levels.

RECAPITALIZATION OF SAIF AND RELATED LEGISLATIVE PROPOSALS

         The deposits of the Savings Bank are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and the FDIC recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

         In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, until the SAIF attains a reserve ratio of 1.25% of insured deposits, SAIF members such as the Savings Bank will be competitively disadvantaged as compared to commercial banks due to this premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

         The U.S. House of Representatives and Senate had actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Savings Bank.

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                    PART II

Item 1.          Legal Proceedings

                 Neither the Corporation nor the Savings Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.          Changes in Securities

                 Not applicable.

Item 3.          Defaults Upon Senior Securities

                 Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

                 Not required.

Item 5.          Other Information

                 None.

Item 6.          Exhibits and Reports on Form 8-K

                 None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ENTERPRISE FEDERAL BANCORP, INC.



Date: May 15, 1996              By: /s/Otto L. Keeton
                                    ------------------------------------------
                                   Otto L. Keeton
                                   President and Chief Executive Officer



Date: May 15, 1996              By: /s/Thomas J. Noe
                                    ------------------------------------------
                                   Thomas J. Noe
                                   Vice President and Chief Financial Officer