Form 10-Q
period 1996-06-30
ENTERPRISE FEDERAL BANCORP INC
filed 1996-08-19
CIK 922036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________  to ___________

                         Commission File Number 0-24694

                       ENTERPRISE FEDERAL BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Ohio                                                 31-1396726
- -------------------------------------------                      ---------------------------
        (State or other jurisdiction of                                (I.R.S. Employer
        incorporation or organization)                              Identification Number)


         7810 Tylersville Square Drive
              West Chester, Ohio                                            45069
- -------------------------------------------                      ---------------------------
 (Address or principal executive office)                                  (Zip Code)


                                 (513) 755-4600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 1996, there were issued and outstanding 2,069,328 shares of the Registrant's Common Stock, par value $.01 per share.

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS


 Part I.    Financial Information                                                           Page
 -------    ---------------------                                                           ----
 Item 1.    Consolidated Financial Statements


            Consolidated Statements of Financial Condition                                   1
            (as of June 30, 1996, (unaudited) and September 30, 1995)


            Consolidated Statements of Earnings for the three and nine months                2
            ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited).


            Consolidated Statements of Cash Flows for the nine months                        3
            ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited).


            Notes to unaudited Consolidated Financial Statements                             5


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of       7
            Operations




Part II.    Other Information
- --------    -----------------

Item 1.     Legal Proceedings                                                               13
Item 2.     Changes in Securities                                                           13
Item 3.     Defaults Upon Senior Securities                                                 13
Item 4.     Submission of Matters to a Vote of Securities Holders                           13
Item 5.     Other Information                                                               13
Item 6.     Exhibits and Reports on Form 8-K                                                13


Signatures                                                                                  14

                Enterprise Federal Bancorp, Inc. and Subsidiary
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)



                                                                                (Unaudited)
                                                                              June 30, 1996              September 30, 1995
                                                                         -------------------          ---------------------
        ASSETS:
 Cash and due from banks                                                       $        610               $            588
 Federal Funds sold                                                                   5,000                          9,000
 Interest-bearing deposits in other
    financial institutions                                                              869                          1,082
                                                                         -------------------          ---------------------
                                Cash and cash equivalents                             6,479                         10,670
 Mortgage-backed securities available for sale
   at market                                                                         61,007                         72,022
 Loans receivable - net                                                             139,614                        110,830
 Office premises and equipment-at depreciated cost                                    3,465                          2,054
 Federal Home Loan Bank stock - at cost                                               2,067                          1,545
 Accrued interest receivable on loans                                                   311                             83
 Accrued interest receivable on mortgage-backed
   securities                                                                           335                            417
 Accrued interest receivable on investments and
   interest-bearing deposits                                                             44                              2
 Goodwill and other intangible assets                                                    58                             80
 Prepaid expenses and other assets                                                      496                            220
 Prepaid Federal income taxes                                                           ---                             15
                                                                         -------------------          ---------------------
                                             Total assets                      $    213,876               $        197,938
                                                                         ===================          =====================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits                                                                      $    139,993                       $127,687
 Advances from Federal Home Loan Bank                                                40,000                         30,000
 Advances by borrowers for taxes and insurance                                          102                            190
 Accrued interest payable                                                               397                            376
 Other liabilities                                                                    1,546                            825
 Deferred Federal income taxes                                                          172                            386
 Accrued Federal income taxes                                                            72                            ---
                                                                         -------------------          ---------------------
                                        Total liabilities                      $    182,282               $        159,464

Commitments                                                                             ---                            ---

 Preferred stock, no par value, 1,000,000 shares
   authorized, none issued and outstanding                                              ---                            ---
 Common stock, $.01 par value, 4,000,000 shares
   2,268,596 outstanding at September 30, 1995                                           23                             23
 Additional paid-in capital                                                          22,223                         28,633
 Less 194,268 shares of treasury stock - at cost                                    (3,058)                        (1,413)
 Less shares acquired by employee stock benefit plans                               (3,275)                        (3,452)
 Unrealized gain on securities designated as available
   for sale                                                                             ---                            388
 Retained earnings - restricted                                                      15,681                         14,295
                                                                         -------------------          ---------------------
                              Total stockholders' equity                             31,594                         38,474
                                                                         -------------------          ---------------------

              Total liabilities and stockholders' equity                       $    213,876               $        197,938
                                                                         ===================          =====================

               Enterprise Federal Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (In Thousands)
                                 (Unaudited)


                                                                             Three Months                       Nine Months
                                                                             Ended June 30,                    Ended June 30,
                                                                       -------------------------           ---------------------
                                                                         1996               1995             1996           1995
                                                                       ------             ------           ------         ------
Interest income:
 Loans                                                                 $3,035             $2,129           $7,968         $6,254
 Mortgage-backed securities                                               900                874            3,079          1,914
 Investment securities                                                    ---                 39              ---             93
 Interest-bearing deposits and other                                      111                108              500            584
                                                                       ------             ------           ------         ------
                   Total interest income                                4,046              3,150           11,547          8,845


Interest expense:
 Deposits                                                               1,735              1,504            5,128          4,209
 Borrowings                                                               606                202            1,791            243
                                                                       ------             ------           ------         ------
                   Total interest expense                               2,341              1,706            6,919          4,452


Net interest income                                                     1,705              1,444            4,628          4,393
Provision for losses on loans                                              30                ---               60            ---
                                                                       ------             ------           ------         ------
  Net interest income after provision for losses on loans               1,675              1,444            4,568          4,393


Other operating income:
 Gain on sale of securities                                                52                228              883            338
 Gain on sale of real estate acquired through foreclosure                 ---                 39              ---             39
 Other operating                                                           26                 28               81             69
                                                                       ------             ------           ------         ------
                   Total other operating income                            78                295              964            446
                                                                       ------             ------           ------         ------


Operating expenses:
 Employee compensation and benefits                                       687                505            1,929          1,464
 Occupancy and equipment                                                   68                 71              228            201
 Fedeal deposit insurance premiums                                         77                 69              219            205
 Franchise taxes                                                          114                124              347            278
 Data processing                                                           33                 22              101             88
 Amortization of goodwill                                                   7                  8               23             24
 Other operating                                                          155                103              366            346
                                                                       ------             ------           ------         ------
        Total general, administrative and other expense                 1,141                902            3,213          2,606
                                                                       ------             ------           ------         ------

Earnings before income taxes                                              612                837            2,319          2,233
Federal income taxes                                                      211                281              824            761
                                                                       ------             ------           ------         ------
Net earnings                                                             $401               $556           $1,495         $1,472
                                                                       ======             ======           ======         ======

Earnings per share                                                       $.21               $.27             $.76            N/A
                                                                       ======             ======           ======         ======

                Enterprise Federal Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                          Nine Months Ended June 30,
                                                                     -------------------------------------
                                                                            1996                      1995
                                                                     -----------          ----------------
  Cash flows from operating activities:
    Net earnings for the period                                      $     1,495          $          1,472
    Adjustments to reconcile net earning
    to net cash provided by (used in)
    operating activities:
    Amortization of discounts and
    premiums on loans, investments and
    mortgage-backed securities - net                                          64                        51
    Amortization of deferred loan origination fees                          (170)                     (101)
    Depreciation and amortization                                             87                        83
    Provision for losses on loans                                             60                       ---
    Federal Home Loan Bank Stock dividends                                  (103)                      (50)
    Gains on sales of securities and real estate                            (883)                     (377)

  Increase (decrease) in cash due to change in:
    Accrued interest receivable                                             (188)                     (224)
    Prepaid expenses and other assets                                       (276)                      194
    Accrued interest payable                                                  21                       177
    Other liabilities                                                        913                        46
  Federal income taxes
    Current                                                                   72                        78
    Deferred                                                                (199)                      158
                                                                     -----------          ----------------

  Net cash provided by operating activities                                  893                     1,507

  Cash flows provided by (used in) investing
    activities:
    Purchase of investment securities                                        ---                    (7,447)
    Sale of investment securities                                            ---                     8,447
    Purchase of mortgage-backed securities                               (44,562)                  (61,215)
    Sale of mortgage-backed securities                                    52,294                     9,722
    Principal repayments of mortgage-backed securities                     3,714                     7,649
    Loan principal repayments                                             19,151                     9,924
    Loan disbursements                                                   (47,825)                  (16,099)
    Purchase of office premises and equipment                             (1,475)                     (190)
    Proceeds from sale of real estate acquired through
      foreclosures                                                           ---                       125
    Purchase of Federal Home Loan Bank Stock                                (419)                     (457)
                                                                     -----------          ----------------

  Net cash used in investing activities                                  (19,122)                  (49,541)
                                                                     -----------          ----------------

  Net cash used in operating and investing
  activities (subtotal carried forward)                              $   (18,229)          $       (48,034)
                                                                     -----------          ----------------

                Enterprise Federal Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                                       Nine Months Ended June 30,
                                                                     -----------------------------
                                                                            1996              1995
                                                                     -----------         ---------
  Net cash used in operating and investing
  activities (subtotal carried forward)                              $  (18,229)        $ (48,034)

  Cash flows provided by (used in) financing
    activities:
    Net increase (decrease) in deposit accounts                           12,306          (33,625)
    Advances from FHLB                                                    10,000            30,000
    Advances by borrowers for taxes and insurance                           (88)              (97)
    Stock - net proceeds of stock issuance                                   ---            25,910
    Capital Distribution                                                 (6,535)               ---
    Purchase of Treasury shares                                          (1,645)               ---
                                                                     -----------        ----------
    Net cash provided by financing activities                             14,038            22,188
                                                                     -----------        ----------
    Net decrease in cash and cash equivalents                            (4,191)          (25,846)
    Cash and cash equivalents at beginning of period                      10,670            36,465
                                                                     -----------        ----------
    Cash and equivalents at end of period                            $     6,479        $   10,619
                                                                     ===========        ==========

  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Federal income taxes                                              $       751        $      664
                                                                     ===========        ==========
   Interest on deposits and borrowings                               $     6,898        $    4,275
                                                                     ===========        ==========
  Supplemental disclosure of noncash investing
    activities:
    Transfers from loans to real estate acquired
    through foreclosures                                                     ---              $125
                                                                     ===========        ==========

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

             Notes to Unaudited Consolidated Financial Statements


Note 1   -   Basis of Presentation


             Enterprise Federal Bancorp, Inc. (the "Corporation") was incorporated under Ohio law in April 1994 by Enterprise Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings bank, to be known as Enterprise Federal Savings Bank (the "Savings Bank"), the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). Upon consummation of the Conversion on October 14, 1994, the Corporation became the unitary holding company for the Savings Bank. The financial statements for the periods prior to October 14, 1994 presented herein are those of Enterprise Federal Savings and Loan Association prior to the Conversion.

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

             The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1995, contained in the Corporation's 1995 Annual Report.



Note 2   -   Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

Note 3   -   Earnings Per Share

             Earnings per share for the three and nine months ended June 30, 1996 were calculated assuming 1,909,524 and 1,967,105 shares were issued and outstanding during the periods. Earnings per share for the three months ended June 30, 1995 were calculated assuming 2,059,259 shares were issued and outstanding during the period. Earnings per share for the nine month period ended June, 1995 is not applicable, as the Conversion was not completed until October 14, 1994.



Note 4   -   Effects of Recent Accounting Pronouncements

             In May 1993, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Corporation adopted SFAS No. 115 in fiscal 1995. At June 30, 1996, stockholders' equity includes no unrealized gains or losses on securities designated as available for sale, net of related tax effects.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

         The Corporation's assets totaled $213.9 million at June 30, 1996 compared to $197.9 million at September 30, 1995. This $16.0 million or 8.1% increase was primarily due to a $28.8 million or 26.0% increase in loans receivable, net. Total liabilities amounted to $182.3 million at March 31, 1996 compared to $159.5 million at September 30, 1995. This increase was primarily due to a $12.3 million or 9.6% increase in deposits and a $10.0 million or 33% increase in advances from the Federal Home Loan Bank. The increase in loans receivable was funded with repayments and sales proceeds from the Corporation's mortgage-backed securities portfolio, increased deposit inflow and borrowings. Total stockholders' equity decreased $6.9 million or 17.9% to $31.6 million at June 30, 1996 compared to $38.5 million at September 30, 1995. The decrease in stockholders' equity was due primarily to the payment of a $3.00 per share distribution on November 3, 1995 to stockholders of record on October 25, 1995 and the purchase of $1.7 million of Treasury Stock. The distribution amounted to approximately $6.5 million in the aggregate and is primarily reflected as a reduction in additional paid-in capital. Such reduction was partially offset by net income of $1.5 million during the nine months ended June 30, 1996.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995


         NET INCOME. The Corporation's net income amounted to $401,000 for the three months ended June 30, 1996 compared to $556,000 for the comparable period in 1995. The $155,000 or 27.9% decrease was due primarily to reduced other operating income and an increase in total operating expenses which were partially offset by an increase in net interest income.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased $261,000 or 18.1% to $1.7 million for the three months ended June 30, 1996 compared to the same period in 1995. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in the ratio of interest-earning assets to interest-bearing liabilities. The increase in interest-earning assets was primarily due to the investment of net proceeds from the Conversion and the leveraging of the Corporation's capital.

         INTEREST INCOME. Interest income amounted to $4.0 million for the three months ended June 30, 1996 compared to $3.2 million for the same period in 1995. The increase of $896,000 or 28.4% was primarily due to an increase in interest income on loans of $906,000 or 42.3% to $3.0 million for the 1996 period compared to the 1995 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan originations.

         INTEREST EXPENSE. Interest expense increased $635,000 or 37.2% to $2.3 million for the three months ended June 30, 1996 compared to the same period in 1995 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $231,000 or 15.4% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $404,000 primarily due to an increase in the average balance of such liabilities.

         PROVISION FOR LOSSES ON LOANS. The provision for loan losses was increased $30,000 due to the significant increase in loan originations.

         OTHER OPERATING INCOME. Other operating income amounted to $78,000 and $295,000 during the three months ended June 30, 1996 and 1995 respectively. The $217,000 decrease during the 1996 period was primarily due to decreased gains on sales of securities.

         OPERATING EXPENSES. Operating expenses increased $239,000 or 26.5% to $1,141,000 for the three months ended June 30, 1996 compared to $902,000 for the three months ended June 30, 1995. Such increase was primarily due to an $182,000 or 36.0% increase in employee compensation and benefits. The increase in employee compensation and benefits was due to increased pension plan expense and expenses of the Employee Stock Ownership Plan and Management Recognition Plan adopted in connection with the Conversion.

         FEDERAL INCOME TAXES. Federal income taxes amounted to $211,000 and $281,000 for the three months ended June 30, 1996 and 1995, respectively, resulting in effective tax rates of 34.5% and 33.6% respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

         NET INCOME. The Corporation's net income amounted to $1.5 million for the nine months ended June 30, 1996 compared to $1.47 million for the comparable period in fiscal 1995. The $23,000 or 1.6% increase was due primarily to an increase in net interest income and other operating income which was partially offset by increased operating expenses.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased $235,000 or 5.3% for the nine months ended June 30, 1996 compared to the same period in fiscal 1995. The increase in net interest income was due to an increase in the ratio of interest-earning assets to interest-bearing liabilities. The increase in interest-earning assets was primarily due to the investment of net proceeds from the Conversion and the leveraging of the Corporation's capital.

         INTEREST INCOME.   Interest income amounted to $11.5 million for the
nine months ended June 30, 1996 compared to $8.8 million for the same period in fiscal 1995. The increase of $2.7 million or 30.7% was primarily due to an increase in interest income on loans of $1.7 million or 27.4% to $6.3 million for the fiscal 1996 period compared to the fiscal 1995 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand. In addition, interest income on mortgage-backed securities increased $1.2 million or 60.9% during the fiscal 1996 period. The increase in interest income of such assets primarily resulted from an increase in the average balance of mortgage-backed securities due to the investment of a portion of the net proceeds from the Conversion in such assets as well as the use of borrowings to fund purchases of such assets.

         INTEREST EXPENSE.   Interest expense increased $2.5 million or 55.4%
to $6.9 million for the nine months ended June 30, 1996 compared to the same period in fiscal 1995 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $919,000 or 21.8% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $1.5 million primarily due to an increase in the average balance of such liabilities.

         PROVISION FOR LOSSES ON LOANS. The provision for loan losses was increased $60,000 due to the significant increase in loan originations.

         OTHER OPERATING INCOME. Other operating income amounted to $964,000 and $446,000 during the nine months ended June 30, 1996 and 1995, respectively. The $518,000 increase during the fiscal 1996 period was primarily due to increased gains on sales of securities.

         OPERATING EXPENSES. Operating expenses increased $607,000 or 23.3% to $3.2 million for the nine months ended June 30, 1996 compared to $2.6 million for the nine months ended June 30, 1996. Such increase was primarily due to a $465,000 or 31.8% increase in employee compensation and benefits. The increase in employee compensation and benefits was due to increased pension plan expense and expenses of the Employee Stock Ownership Plan and Management Recognition Plan adopted in connection with the Conversion.

         FEDERAL INCOME TAXES. Federal income taxes amounted to $824,000 and $761,000 for the nine months ended June 30, 1996 and 1995, respectively, resulting in effective tax rates of 35.5% and 34.1% respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At June 30, 1996, the Corporation had $40.0 million of FHLB advances outstanding.

         Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the nine month periods ended June 30, 1996 and 1995, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $6.2 million. At the same time, the Corporation had $5.3 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $5.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $42.3 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

         The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1% respectively, of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of between 5% and 10% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average monthly liquidity ratio and short-term liquid assets ratio for June 1996 was 5.99%. As of June 30, 1996, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements with tangible, core and risk-based capital ratios of 13.1%, 13.1%, and 26.9% respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0% respectively.

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



                              ENTERPRISE FEDERAL BANCORP, INC.

Date:  August 13, 1996        By:   /s/Otto L. Keeton
                                    ------------------------------------
                                    Otto L. Keeton
                                    President & Chief Executive Officer

Date:  August 13, 1996        By:   /s/Thomas J. Noe
                                    ------------------------------------
                                    Thomas J. Noe
                                    Vice President and Chief Financial Officer