Form 10-K405
period 1996-09-30
ENTERPRISE FEDERAL BANCORP INC
filed 1997-01-14
CIK 922036

------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _______________

                             Commission File No.: 0-24694
                                                  --------

                            ENTERPRISE FEDERAL BANCORP, INC.
           ---------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          OHIO                                            31-1396726
-------------------------                           -----------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)

7810 TYLERSVILLE SQUARE DRIVE
   WEST CHESTER, OHIO                                        45069
-------------------------                            ---------------------
       (Address)                                           (Zip Code)

         Registrant's telephone number, including area code:  (513) 755-4600

             Securities registered pursuant to Section 12(b) of the Act:
                                    NOT APPLICABLE

              Securities registered pursuant to Section 12(g) of the Act

                       COMMON STOCK (PAR VALUE $.01 PER SHARE)
                       ---------------------------------------
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /


As of December 27, 1996, the aggregate value of the 1,657,159 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 368,669 shares held by all directors and officers of the Registrant as a group, was approximately $24.9 million. This figure is based on the mean of the bid and asked prices of $15.00 per share of the Registrant's Common Stock on December 27, 1996.

Number of shares of Common Stock outstanding as of December 31, 1996: 2,025,028

                         DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed within 120 days of September 30, 1996 are incorporated into Part III, Items 9 through 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS
----------------

GENERAL

          ENTERPRISE FEDERAL BANCORP, INC.

          Enterprise Federal Bancorp, Inc. (the "Company") was incorporated in the State of Ohio in April, 1994 in connection with the conversion of Enterprise Federal Savings and Loan Association from a mutual savings and loan association to a stock savings bank to be known as "Enterprise Federal Savings Bank" (the "Bank"). The Company sold 2,268,596 shares of common stock, $.01 par value per share, in an offering to certain depositors, borrowers and members of the general public. The offering was consummated on October 14, 1994 and, as a result, the Company became a unitary savings and loan holding company. The Company owns 100% of the issued and outstanding common stock of the Bank, which is the primary asset of the Company. The Company does not presently own or operate any subsidiaries except for the Bank.

          ENTERPRISE FEDERAL SAVINGS BANK

          The Bank is a federally-chartered stock savings bank conducting business from its executive offices located in West Chester, Ohio and four full service offices located in Hamilton, Butler and Warren Counties, Ohio. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

          Enterprise is a community oriented savings bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans secured by one-to-four family residential properties located primarily in Hamilton, Butler and Warren Counties, Ohio. Such loans amounted to $96.6 million or 60.3% of the total loan portfolio at September 30, 1996. To a significantly lesser extent, the Bank also focuses its lending activities on commercial real estate loans, residential construction loans and multi-family real estate loans. The Bank also invests in securities which are issued by United States ("U.S.") government agencies or government sponsored enterprises.

          The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the FDIC, the administrator of the SAIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.


MARKET AREA

          Enterprise conducts its business through its main office and four branch offices located in Hamilton, Butler and Warren Counties, Ohio. At September 30, 1996, management believed that most of the Bank's depositors and borrowers were residents of Hamilton, Butler and Warren Counties.

          The Cincinnati metropolitan area is the second largest in Ohio and has a stable and diversified labor force and economic base. While the principal industry historically has been manufacturing, in recent years the service and wholesale/retail trade industries have overtaken manufacturing in terms of employment. Cincinnati is the headquarters for a number of large companies, including Proctor & Gamble, E.W. Scripps, Federated Departments Stores and Cincinnati Milacron. In addition to these companies, the largest local employers include the federal government, General Electric Aircraft, The University of Cincinnati and the Kroger Co.

LENDING ACTIVITIES

          LOAN PORTFOLIO COMPOSITION. At September 30, 1996, the Bank's total loan portfolio before net items ("total loan portfolio"), amounted to $160.3 million or 68.1% of the Company's $235.2 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs
("VA").   Consistent with such approach, at September 30, 1996, $96.6 million or 60.3% of the Bank's total loan portfolio consisted of one to four family residential loans. To a lesser extent, the Bank also originates multi-family residential loans, commercial real estate and land loans, construction loans and consumer loans. At September 30, 1996, such loan categories amounted to $6.5 million, $35.2 million, $15.6 million and $6.4 million, respectively, or 4.1%, 21.9%, 9.7% and 4.0% of the total loan portfolio, respectively. The Bank intends to continue its emphasis on all types of mortgage loans. In particular, to the extent permitted by economic and market conditions, the Bank has increased its emphasis on the origination of smaller commercial real estate and construction loans. Commercial real estate loans increased from $19.1 million or 16.6% of the total loan portfolio at September 30, 1995 to $35.2 million or 21.9% of the total loan portfolio at September 30, 1996 while construction loans increased from $5.6 million or 4.8% of the total loan portfolio at September 30, 1995 to $15.6 million or 9.7% of the total loan portfolio at September 30, 1996.

          The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                    September 30,
                                    1996                1995                1994               1993             1992
                                    ----                ----                ----               ----             ----
                              Amount      %       Amount       %      Amount      %       Amount     %     Amount     %
                              -------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)

Real estate loans:
 Single-family               $ 96,605   60.28%   $ 81,603    70.82%  $ 72,139   67.81%  $69,723   74.48%  $66,076  73.24%
 Multi-family                   6,525    4.07       5,270     4.57      3,546    3.33     1,535    1.64     1,134   1.26
 Commercial                    35,162   21.94      19,125    16.60     21,531   20.24    16,603   17.73    18,336  20.33

 Construction                  15,567    9.71       5,579     4.84      8,217    7.72     4,857    5.19     3,494   3.87
                             --------  ------    --------   ------   --------  ------   -------  ------    ------ ------
   Total real estate loans    153,859   96.00     111,577    96.83    105,433   99.10    92,718   99.04    89,040  98.70
                             --------  ------    --------   ------   --------  -------

Consumer loans                 6,403     4.00       3,654     3.17        954     .91       900     .96    1,173    1.30
   Total loans               160,262   100.00%    115,231   100.00%   106,387  100.00%   93,618  100.00%  90,213  100.00%
                            --------   ------    --------   ------    -------  ------   -------  ------   ------  ------


Less:
 Loans in process              9,928                3,403               5,043             2,612            1,943
 Deferred loan fees              874                  675                 705               603              624
 Allowance for loan losses       410                  323                 323               310              241
 Unearned discounts               --                   --                  28                66              104
                            --------             --------            --------           -------          -------
  Loans receivable, net     $149,050             $110,830            $100,288           $90,027          $87,301
                            --------             --------            --------           -------          -------
                            --------             --------            --------           -------          -------

    CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Bank's loan portfolio at September 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

                                                              Real Estate Loans
                                     -------------------------------------------------------
                                     Single-family  Multi-family     Commercial  Construction   Consumer Loans        Total
                                     -------------  ------------     ----------  ------------   --------------      ---------

                                                                     (In Thousands)
Amounts due in:
  One year or less                        $ 4,887            ---         $  565       $  1,315         $  146       $  6,913
  After one year through two years          1,332             --            539             --            156          2,027
  After two years through three years       1,783            194          2,567             --            310          4,854
  After three years through five years      4,087            218          1,944             --             --          6,249
  After five years through ten years        7,941            546          2,617          2,470          5,791         19,365
  After ten years through twenty years     29,572          3,335         11,897          2,946             --         47,750
  Over twenty years                        47,003          2,232         15,033          8,836             --         73,104
                                          -------         ------        -------        -------         ------       --------
    Total(1)                              $96,605         $6,525        $35,162        $15,567         $6,403       $160,262
                                          -------         ------        -------        -------         ------       --------
                                          -------         ------        -------        -------         ------       --------

Interest rate terms on amounts
  due after one year:
  Fixed                                                                                                            $  68,788
  Adjustable                                                                                                          84,561
                                                                                                                      ------
                                                                                                                    $153,349
                                                                                                                    --------
                                                                                                                    --------

_______________
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, unearned discounts and deferred loan origination fees.

          Scheduled contractual repayment of loans does not reflect the expected term of the Bank's loan portfolio. The expected average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give Enterprise the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted-average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

          ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained primarily through existing customers, walk-in customers, branch managers and real estate brokers. Property valuations are always performed by independent outside appraisers approved by the Bank's Board of Directors. Title and hazard insurance are required on all security property. Substantially all of the Bank's loans are secured by property located in its market area.

          Any two officers are permitted to approve loans up to $350,000, while loans over $350,000 require the approval of the Board of Directors or the Executive Committee of the Board. All loans are ratified by the Board, including those loans approved by the Executive Committee.

          Historically, the Bank has not been an active purchaser or seller of loans. However, the Bank may sell certain long-term fixed-rate loans in the secondary market to reduce the percentage of such loans in its loan portfolio and to generate liquidity to the extent necessary.

          The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated.

                                                Year Ended September 30,
                                              ----------------------------
                                                 1996        1995     1994
                                               --------   --------  ------
                                                      (In Thousands)

 Real estate loan originations:
   Single-family . . . . . . . . . . . .        $18,636   $17,720   $18,790
   Multi-family. . . . . . . . . . . . .          2,969     2,433     2,105
   Commercial. . . . . . . . . . . . . .         17,803     1,900     5,924
   Construction. . . . . . . . . . . . .         15,567     5,579     7,107
                                                -------    ------   -------
       Total real estate loan
      originations . . . . . . . . . . .         54,975    27,632    33,926
                                                -------    ------   -------

 Single-family loan purchases. . . . . .             --        --     1,110
 Consumer loan originations. . . . . . .          6,403     3,581       881
                                                -------    ------   -------
       Total loan originations and
         purchases . . . . . . . . . . .         61,378    31,213    35,917
                                                -------    ------   -------
 Less:
   Principal loan repayments . . . . . .         23,208    20,802    25,808
   Sales of whole loans and
     participations. . . . . . . . . . .             --        --        --
   Transferred to real estate owned. . .             21        --        83
   Other, net. . . . . . . . . . . . . .           (71)     (131)     (235)
                                                -------    ------   -------
   Net increase. . . . . . . . . . . . .        $38,220   $10,542   $10,261
                                                -------    ------   -------
                                                -------    ------   -------

    Although the Bank emphasizes the origination of single-family residential ARMs, originations of such loans has decreased due to the preference of the Bank's customers for fixed-rate residential mortgage loans in the low interest rate environment which has recently prevailed. As a result, in recent years, fixed-rate single-family residential mortgage loans with terms of 15 or 30 years have constituted a significant portion of total loan originations. Originations of fixed-rate single-family residential mortgage loans (including fixed-rate permanent construction loans) amounted to $14.9 million, $17.5 million, and $19.4 million during fiscal 1996, 1995, and 1994, respectively. In order to enhance the Bank's ability to manage interest rate risk, the Bank is approved by the Federal Home Loan Mortgage Corporation ("FHLMC") to become a qualified loan seller/servicer for such agency.

    SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At September 30, 1996, $96.6 million or 60.3% of the Bank's total loan portfolio consisted of single-family residential real estate loans. The Bank originated $18.6 million, $17.7 million, and $18.8 million of single-family residential loans in fiscal 1996, 1995, and 1994 respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on single-family residential properties in the future. Of the $96.6 million of such loans at September 30, 1996, $30.3 million or 31.4% had adjustable-rates of interest and $66.3 million or 68.6% had fixed-rates of interest.

    The Bank currently originates for its portfolio single-family residential mortgage loans which typically provide for an interest rate which adjusts every year in accordance with a designated index (One Year Constant Maturity Treasury) plus a margin. Prior to October, 1995, the Bank utilized the National Median Cost of Funds Index. The Bank also offers such loans with interest rates which adjust every three years. Such loans are typically based on a 30-year amortization schedule. The amount of any increase or decrease in the interest rate is presently limited to 2% per year, with a limit of 6% over the life of the loan. The Bank's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties. In October 1995, the Bank began to offer below market initial interest rates. The Bank does not engage in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.

    Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding a significant position of fixed-rate loans in an increasing interest rate environment.

    Due to competitive market pressures and historically low interest rates, the Bank has continued to originate fixed-rate mortgage loans with terms of between 10 and 30 years although substantially all of the Bank's fixed-rate loans in its portfolio have terms of 15 or 30 years. While the Bank has historically retained all of its fixed-rate loans in its portfolio, the Bank has developed a secondary mortgage market capacity and could sell a portion of its fixed-rate loans in the secondary market.

    The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Notwithstanding the foregoing, the Bank is permitted to originate loans in an amount up to 5% of assets which do not otherwise conform to the above-referenced regulatory requirements. In certain circumstances, the Bank has originated loans in an amount up to 95% of the property's appraised value without requiring the borrower to obtain private mortgage insurance. As of September 30, 1996, the Bank had $582,000 or .25% of its assets invested in such loans. In addition, the Bank has also allocated $2.0 million for the origination of low-income, single-family housing loans. The Bank intends to originate such loans in amounts up to 95% of the appraised value of the property securing such loans without requiring the borrower to obtain private mortgage insurance and will provide 5% of the amount of the loan to its allowance for loan losses.

    Certain of the Bank's single-family residential loans do not conform to particular requirements which must be satisfied to sell such loans in the secondary market to institutions such as the FHLMC. However, a majority of such loans have a loan-to-value ratio of less than 80% and the retention of such loans in the Bank's portfolio has not had a material adverse affect on the Bank's financial condition or results of operations.

    MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At September 30, 1996, $6.5 million or 4.1% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $35.2 million or 21.9% of such loan portfolio consisted of loans secured by existing commercial real estate properties.

    The majority of the Bank's multi-family residential loans are secured by small apartment buildings, while commercial real estate loans are secured by office buildings, small retail establishments, gas stations, warehouses, hotels and restaurants. These types of properties constitute the majority of the Bank's commercial real estate loan portfolio. All of the Bank's multi-family and commercial real estate loans are secured by property located in the Bank's market area.

    Multi-family and commercial real estate loans are made on terms up to 25 years. Although the Bank will originate these loans with fixed interest rates, the majority of these loans have interest rates which adjust in accordance with a designated index. Loan to value ratios on the Bank's multi-family and commercial real estate loans are limited to 75%. As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than
1.1. It is also the Bank's policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

    Between September 30, 1995 and September 30, 1996, commercial real estate loans have increased from $19.1 million or 16.6% of the total loan portfolio to $35.2 million or 21.9% of the total loan portfolio. Originations of such loans amounted to $17.8 million in fiscal 1996 compared to $1.9 million in fiscal 1995 and $5.9 million in fiscal 1994. The Bank has increased its emphasis on such lending through increased originations, as permitted by market and economic conditions. Any loan participations purchased by the Bank are subject to the same underwriting standards which are applied to the Bank's origination of such loans.

    Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. At September 30, 1996, the Bank did not have any non-performing multi-family or commercial real estate loans.

    CONSTRUCTION LENDING. The Bank presently originates residential construction loans to individuals to construct their own homes through a pre-approved builder and to a much lesser extent, to selected local builders. Although the Bank originates land acquisition and development loans, the Bank does not anticipate that this type of lending will represent a significant portion of its construction loan portfolio in the future. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1996, construction loans amounted to $15.6 million or 9.7% of the Bank's total loan portfolio compared to $5.6 million or 4.8% of the loan portfolio at September 30, 1995. At September 30, 1996, the Bank's construction loans consisted of $8.4 million of commercial construction loans, $6.6 million of one-to-four family construction loans and $600,000 of multi-family construction loans. The Bank's commercial construction loans generally consist of construction loans related to gas stations, small retail establishments and office and warehouse buildings. The Bank intends to continue its emphasis on commercial construction lending in the future.

    The Bank's construction loans are generally made in connection with the granting of the permanent financing on the property. Residential construction loans convert to a fixed or adjustable rate loan at the end of the one-year construction term, while commercial and multi-family construction loans generally convert to adjustable rate loans. Advances are generally made to the borrower on a percentage of completion basis.

    Upon application, credit review and analysis of personal and corporate financial statements, the Bank will grant construction loans to local builders for the purpose of construction of speculative (unsold) residential properties. All such properties are inspected by outside appraisers and the Bank may conduct follow-up inspections. Advances are generally made on a percentage of completion basis. At September 30, 1996, the Bank did not have any of such loans in its construction loan portfolio.

    The Bank's construction loans generally have construction terms of 12 months, with payments being made monthly on an interest-only basis. Residential construction loans are made with a maximum loan to value ratio of 80.0% of the projected market value of the completed project, while commercial and multi-family construction loans are made with maximum loan to value ratios of 75% of the projected market value of the completed project.

    Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder on properties which are not necessarily pre-sold pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships.

    CONSUMER LOANS. To a limited extent, the Bank also offers consumer loans. Such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Bank include automobile, boat, recreational vehicle and deposit account secured loans. Consumer loans amounted to $6.4 million or 4.0% of the total loan portfolio at September 30, 1996.

    Consumer loans increased from $3.7 million or 3.2% of the total loan portfolio at September 30, 1995 to $6.4 million or 4.0% of the total loan portfolio at September 30, 1996. Such increase was primarily due to an increase in line of credit loans secured by individual residences. Such loans have interest rates which adjust daily based on the prime rate in THE WALL STREET JOURNAL. The Bank increased its emphasis on such lending in fiscal 1996 and believes that such lending will increase in the future.

    LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

    The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with SFAS No. 91, the Bank amortized $170,000, $142,000, and $152,000 of deferred loan fees into income during fiscal 1996, 1995, and 1994, respectively, in connection with loan refinancings, payoffs and ongoing repayments of outstanding loans.

ASSET QUALITY

    When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Depending upon the type of loan, late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Bank generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Bank did not have any accruing loans 90 or more days delinquent at September 30, 1996, 1995, or 1994.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, at the date of acquisition it is recorded at the lower of carrying value or estimated fair value less selling expenses and any writedown resulting therefrom is charged to the allowance for possible loan losses. Between the date a loan becomes delinquent and the date it is acquired by the Bank, all costs incurred in maintaining the Bank's interest in the property are capitalized in an amount which may not exceed the estimated fair value. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized in an amount which may not exceed the estimated fair value less the estimated disposition costs.

     Under generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt
restructurings do not necessarily result in non-accrual loans.   The Bank did
not have any troubled debt restructurings at September 30, 1996.

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                           September 30, 1996                                   September 30, 1995
                             ---------------------------------------------------   -----------------------------------------------
                              30-59 Days        60-89 Days      90 or more days    30-59 Days       60-89 Days     90 or more days
                             ----------         ----------        --------------   ----------       ----------     ---------------
                                  Percent          Percent           Percent           Percent            Percent         Percent
                                    of               of                of                of                 of             of
                                   Loan             Loan              Loan              Loan               Loan           Loan
                         Amount  Category  Amount  Category  Amount  Category  Amount  Category   Amount  Category Amount Category
                         ----    --------  ------  --------  ------  --------  ------  --------   ------  -------- ------ --------
                                                                        (Dollars In Thousands)
 Real estate loans:
   Residential:.
     Single-family . . .  $332    .34%     $558      .58%     $203    .21%     $465    .57%       $21      .03%     $45    .06%
     Multi-family. . . .   --      --       --        --       --      --       --      --         --       --       --     --
     Commercial. . . . .   --      --       --        --       --      --       --      --         --       --       --     --
     Construction. . . .   --      --       --        --       --      --       --      --         --       --       --     --
 Consumer loans. . . . .   --      --       16       .25%      --      --       --      --          4      .11%      --     --
                         ----             ----               ----             ----                ---               ---
     Total . . . . . . . $332             $574               $203             $465                $25               $45
                         ----             ----               ----             ----                ---               ---
                         ----             ----               ----             ----                ---               ---

     The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.


                                                      September 30,
                                         ---------------------------------------
                                         1996   1995    1994      1993      1992
                                         ----   ----    ----      ----      ----
                                                  (Dollars in Thousands)
 Non-accruing loans:
   Single-family residential . . . . . . $203    $45    $114      $174      $282
   Multi-family residential. . . . . . .   --     --      --        --        75
   Construction. . . . . . . . . . . . .   --     --      --        --        --
   Commercial real estate. . . . . . . .   --     --      --        --       113
   Consumer and other. . . . . . . . . .   --      4      --        --      --
     . . . . . . . . . . . . . . . . . .  ---     --     ---       ---      ----
     Total non-performing loans. . . . .  203     49     114       174       470
     . . . . . . . . . . . . . . . . . .  ---     --     ---       ---

 Real estate owned . . . . . . . . . . .   --     --      83       125        --
     . . . . . . . . . . . . . . . . . .  ---     --     ---       ---       ---
     Total non-performing assets . . . .  203     49     197       299       470
     . . . . . . . . . . . . . . . . . .  ---     --     ---       ---

 Troubled debt restructurings. . . . . .   --     --     417       420       423
     . . . . . . . . . . . . . . . . . .  ---     --     ---       ---       ---
    Total. . . . . . . . . . . . . . . . $203    $49    $614      $719      $893
     . . . . . . . . . . . . . . . . . .  ---     --     ---       ---      ----

 Total non-performing loans
 and troubled debt
 restructurings as a percentage
   of total loans. . . . . . . . . . . .  .14%   .04%    .50%      .63%      .99%
                                          ---     --     ---       ---      ----

 Total non-performing assets
 and troubled debt
 restructurings as a percentage
   of total assets . . . . . . . . . . .  .09%   .02%     37%       55%      .69%
                                           ---     --     ---       ---      ----

     Interest income which would have been recognized if the above loans had been performing pursuant to their contractual terms totaled $12,000 for fiscal 1996.

     The $203,000 of non-accruing single-family residential loans at September 30, 1996 consisted of five loans secured by single-family residential property located in the Bank's market area. The largest of such loans at such date amounted to approximately $130,000 and the average loan balance was $41,000. Two such loans totaling $26,000 were to one borrower.

     CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At September 30, 1996, the Bank had $160,000 of classified assets, none of which were classified substandard and $160,000 of which were classified special mention.

     ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's periodic evaluation is based upon examination of the portfolio, past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The allowance is increased by a provision for loan losses which is charged against income.

     Although management uses the best information available to make determinations with respect to the provision for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

     The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.

                                               Year Ending September 30,
                                      ------------------------------------------
                                         1996    1995    1994    1993     1992
                                         ----    ----    ----    ----     ----
                                                (Dollars in Thousands)
 Average loans, net. . . . . . . . .  $130,399 $102,065 $95,658 $88,664  $84,939
 Allowance for loan losses,
   beginning of period . . . . . . .      $323     $323    $310    $241     $227
 Charged-off loans:
   Consumer. . . . . . . . . . . . .        (3)      --      --      --       --
   Commercial. . . . . . . . . . . .        --       --      (2)     --      (82)
                                      -------- -------- ------- -------  -------
     Total charged-off loans . . . .        (3)      --      (2)     --       (82)
                                      -------- -------- ------- -------  -------

 Recoveries on loans previously
   charged-off . . . . . . . . . . .       ---       --      --      --       --
                                       -------- -------- ------- -------  -------

 Net loans charged-off . . . . . . .        (3)      --      (2)     --      (82)
 Provision for loan losses . . . . .        90       --      15      69       96
                                      -------- -------- ------- -------  -------
 Allowance for loan losses,
   end of period . . . . . . . . . .      $410     $323    $323    $310     $241
                                       -------- -------- ------- -------  -------
                                      -------- -------- ------- -------  -------

 Net loans charged-off to average
   loans, net. . . . . . . . . . . .        --%      --%     --%     --%     .10%
 Allowance for loan losses
   to total loans. . . . . . . . . .       .28%     .29%    .32%    .33%     .27%
 Allowance for loan losses
   to non-performing loans . . . . .    201.97%  659.18%  83.33% 178.17%   51.28%
 Net loans charged-off to allowance
   for loan losses . . . . . . . . .       .73%      --%    .62%     --%   34.02%

     The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                  September 30,
                           -----------------------------------------------------------------------
                                 1996                    1995                    1994
                           ----------------------- -----------------------  ----------------------
                                    % of Loans in           % of Loans in          % of Loans in
                                  Each Category to        Each Category to         Each Category to
                           Amount   Total Loans    Amount   Total Loans    Amount    Total Loans
                           ------ ---------------- ------ ---------------- -----   -----------------
                                                   (Dollars in Thousands)
 Single-family residential  $140     60.28%          $ 91    70.82%        $ 91      67.80%
 Multi-family residential     14      4.07              9     4.57            9       3.33
 Commercial real estate      180     21.94            109    16.60          109      20.24
 Construction                 12      9.71             10     4.84           10       7.72
 Consumer                     64      4.00              9     3.17            9        .91
 Unallocated                  --        --             95      --            95         --
                            ----    ------           ----   ------         ----     -------
     Total                  $410    100.00%          $323   100.00%        $323     100.00%
                            ----    ------           ----   ------         ----    -------


                                             September 30,
                           -----------------------------------------------
                                     1993                    1992
                           -----------------------   -----------------------
                                      % of Loans in                 % of Loans in
                                    Each Category to               Each Category to
                           Amount      Total Loans      Amount         Total Loans
                           ------    ----------------   ------     -----------------
                                          (Dollars in Thousands)

 Single-family residential  $ 81        74.48%           $ 77           73.24%
 Multi-family residential      4         1.64               3            1.26
 Commercial real estate       86        17.73              95           20.33
 Construction                  6         5.19               4            3.87
 Consumer                      9          .96              12            1.30
 Unallocated                 124           --              50              --
                            ----       ------            ----          ------
     Total                  $310       100.00%           $241          100.00%
                            ----       ------            ----          ------

INVESTMENT ACTIVITIES

    MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Bank has also purchased mortgage-backed securities issued by the Small Business Administration ("SBA").

    The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $214,600. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs. The SBA is an agency of the U.S. Government. The SBA issues participation certificates backed principally by commercial real estate and/or other business collateral. The SBA was established by the U.S. Congress with a mandate to increase the ability of small businesses to borrow money thereby expanding and increasing employment. The timely payment of principal and interest on SBA securities are guaranteed by the SBA and are backed by the full faith and credit of the U.S. Government.

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

    The Bank's mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. At September 30, 1996, $37.6 million or 57.4% of the Bank's mortgage-backed securities consisted of CMO's.
 All of the Bank's CMO's at September 30, 1996 are collateralized by loans which are insured or guaranteed by the FNMA, the FHLMC or the GNMA.

    In May 1993, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company adopted SFAS No. 115 in fiscal 1995. At September 30, 1996, the Company had $65.5 million of mortgage-backed securities classified as available for sale. At such time, stockholders' equity included $235,000 of unrealized gains on securities designated as available for sale, net of related tax effects.

     The following table sets forth the purchases and principle repayments of the Bank's mortgage-backed securities for the periods indicated.


                                                   Year Ended September 30,
                                           -----------------------------------
                                               1996        1995          1994
                                           ---------    ---------      --------
                                                      (In Thousands)
 Mortgage-backed securities purchased      $ 51,493     $ 68,464       $ 4,329
 Principal repayments                        (4,178)      (4,108)       (4,996)
 Other, net                                 (53,855)(1)  (18,015) (1)     (170)
   Net                                     $ (6,540)    $ 46,341       $  (837)

_______________________

(1) Includes $54,552 and $18,776 in net proceeds from the sale of mortgage-backed securities for 1996 and 1995, respectively.

          Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At September 30, 1996, $4.2 million of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank. See Note B to the Consolidated Financial Statements.

          The following table sets forth certain information relating to the Bank's mortgage-backed securities portfolio at the dates indicated.

                                            September 30,
                    -----------------------------------------------------------
                            1996                 1995                1994
                    ------------------   ------------------   -----------------
                    Amortized  Market    Amortized  Market    Carrying  Market
                       Cost    Value        Cost    Value       Value   Value
                    ---------  -------   ---------  -------   --------  -------
                                      (Dollars in Thousands)

FNMA securities      $23,497   $23,364   $30,299    $30,510   $ 9,170    $8,931
CMO securities        36,988    37,602    35,931     36,298     9,352     9,014
FHLMC
   securities          3,559     3,398     4,084      4,084     4,609     4,448
GNMA securities          --        --        --         --      1,454     1,403
SBA securities         1,082     1,118     1,120      1,130     1,096     1,096
   Total             $65,126   $65,482   $71,434    $72,022   $25,681   $24,892


          At September 30, 1996, the $65.1 million mortgage-backed securities portfolio had a weighted average yield of 6.38%. Of such amount, $542,000 with a weighted average yield of 6.86% had contractual maturities within ten years and $64.6 million with a weighted average yield of 6.38% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

          For additional information relating to the Bank's mortgage-backed securities, see Notes A-2 and B to the Consolidated Financial Statements.

          INVESTMENT SECURITIES. The investment policy of the Bank is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. Historically, the Bank has invested excess funds in mortgage-backed securities rather than investment securities due to the higher yield on mortgage-backed securities. As a result, investment securities have not comprised a significant portion of the Bank's assets.

          The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

          The following table sets forth certain information relating to the Bank's investment securities portfolio at the dates indicated.


                                            September 30,
                       ----------------------------------------------------
                              1996              1995             1994
                       ----------------  ----------------  ----------------
                       Carrying  Market  Carrying  Market  Carrying  Market
                         Value   Value     Value   Value     Value   Value
                       --------  ------  --------  ------  --------  ------
                                       (Dollars in Thousands)

 U.S. Government and
  agency securities. .   $ --     $--      $ --     $--     $1,000   $1,010

          At September 30, 1994, the $1.0 million of U.S. Government and agency securities had a weighted average yield of 3.4% and contractual maturities of between one and three years.

          At September 30, 1996, investments in the debt and/or equity securities of any one non-governmental issuer did not exceed more than 10% of the Company's stockholders' equity.

SOURCES OF FUNDS

          GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal repayments and prepayments on loans and mortgage-backed securities. Repayments on loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

          DEPOSITS. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

          The Bank considers its primary market area to be Hamilton, Warren and Butler Counties, Ohio. The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Bank maintains automated teller machines at its Lebanon, Pisgah and Wyoming offices. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts were held by non-residents of Ohio at September 30, 1996.

          The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Due to the significant decline in interest rates paid on deposit products in fiscal 1994, the Bank experienced disintermediation of deposits into competing investment products during such period. Beginning in the second half of fiscal 1995, the Bank began to experience an inflow of deposits as a result of the Bank's pricing strategies, increased marketing efforts and new deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to promote longer term deposits to the extent possible, consistent with its asset and liability management goals. The following table shows the increase in net deposits and interest credited on deposits.


                                                    Year Ended September 30,
                                                  --------------------------
                                                    1996      1995   1994(1)
                                                  -------    ------  -------
                                                    (Dollars in Thousands)
Increase (decrease) before interest credited      $ 7,721    $  614  $(2,054)
Interest credited                                   4,039     4,827    4,628
Net deposit increase                              $11,760    $5,441  $ 2,574
________________

(1) In order to present comparability from year to year, funds received in connection with the Bank's conversion have not been included for fiscal 1994.

          The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1996 by time remaining to maturity.

                                               Amounts in
                                               Thousands
                                                --------
 Three months or less                           $  2,533
 Over three months through six months              1,933
 Over six months through 12 months                 3,190
 Over 12 months                                    8,314
                                                --------
   Total                                         $15,970
                                                --------

          The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit as of the dates indicated.


                                                             September 30,
                                     ------------------------------------------------------------
                                            1996                  1995               1994(1)
                                     ------------------    -----------------    -----------------
                                      Amount    Percent     Amount   Percent     Amount   Percent
                                     --------   -------    --------   ------    --------   ------
                                                        (Dollars in Thousands)
Passbook and statement
  savings accounts                  $  17,192     12.33%   $ 17,987    14.09%   $ 21,808   17.84%
Money market accounts                  18,446     13.23      12,351     9.67      12,600   10.30
Certificates of deposit                95,431     68.43      89,603    70.17      79,897   65.36
NOW accounts                            6,538      4.69       6,524     5.11       6,456    5.28
Noninterest-bearing deposits            1,840      1.32       1,222     0.96       1,485    1.22
                                     --------   -------    --------   ------    --------   ------
Total deposits at end of
      period                         $139,447   $100.00%   $127,687   100.00%   $122,246   100.0%
                                     --------   -------    --------   ------    --------   ------

________________

(1) In order to present comparability from year to year, funds received in connection with the Bank's conversion have not been included for fiscal 1994.

          The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1996 and 1995, and the amounts at September 30, 1996 which mature during the periods indicated.


                                                 Amounts at September 30, 1996
                           September 30,                Maturing Within
                          ---------------  --------------------------------------------
 Certificates of
     Deposit                1996   1995    One Year  Two Years  Three Years  Thereafter
----------------------    ------- -------  --------  ---------  -----------  ----------
                                                            (In Thousands)
4.0%  or less             $   166 $   163  $    81   $    57    $    10        $    18
4.01% to  6.0%             71,960  33,710   48,921     8,687     10,089          4,263
6.01% to  8.0%             23,305  55,730    3,808     6,977        ---         12,520
                          ------- -------  --------  ---------  -----------  ----------
Total certificate
 accounts                 $95,431 $89,603  $52,810   $15,721    $10,099        $16,801
                          ------- -------  --------  ---------  -----------  ----------
                          ------- -------  --------  ---------  -----------  ----------

   The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                           Year Ended September 30,
                                           -------------------   -------------------   ------------------
                                                 1996                   1995                1994(1)
                                           -------------------   -------------------   ------------------
                                           Average    Average    Average    Average    Average   Average
                                           Balance   Rate Paid   Balance   Rate Paid   Balance  Rate Paid
                                           -------   ---------   -------   ---------   -------  ---------
                                                                 (Dollars in Thousands)

Passbook and statement savings accounts    $ 17,590   3.00%      $ 17,786     3.00%    $ 20,190   3.00%
Money market accounts                        15,399   4.06         12,506     3.18       12,074   3.10
Certificates of deposit                      95,839   5.82         82,324     5.78       81,520   5.09
NOW accounts                                  6,531   1.73          6,589     1.75        6,971   1.75
Noninterest-bearing  deposits                 1,531    ---          1,255       --          204     --
                                           -------   ---------   -------   ---------   -------- ---------
    Total deposits                         $136,890   5.00%      $120,460     4.85%    $120,959   4.34%
                                           --------  ---------   -------   ---------   -------- ---------
                                           --------  ---------   -------   ---------   -------- ---------

________________


(1) In order to present comparability from year to year, funds received in connection with the Bank's conversion have not been included for fiscal 1994.

          BORROWINGS. While the Bank has not historically utilized borrowings as a source of funds, during fiscal 1994, the Bank began borrowing funds from the FHLB of Cincinnati in order to leverage its capital. At September 30, 1996, the Bank had $60.0 million in FHLB advances, of which $30.0 million were long-term in nature.

          The following table sets forth certain information relating to the Bank's borrowings at the dates indicated.

                                          At or For the Year Ended
                                               September 30,
                                         ---------------------------
                                          1996       1995      1994
                                         -------    -------   ------
                                            (Dollars in Thousands)
FHLB advances:
  Average balance outstanding            $40,000    $11,111   $  417
  Maximum amount outstanding at
any month-end during the period          $60,000    $30,000   $5,000
Weighted average rate:
  During the period                         6.39%     6.67%    3.84%
  At end of period                          5.98%     6.58%     -- %


SUBSIDIARIES

          OTS regulations permit the Bank to invest up to 2% of its assets in the capital stock of, and secured and unsecured loans to, subsidiary service corporations, and an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally-chartered savings institutions which are in compliance with their minimum regulatory capital requirements also may make conforming loans to service corporations in which the institution owns or holds more than 10% of the capital stock or to joint ventures of such service corporations in an aggregate amount of up to 50% of the institutions' regulatory capital. OTS regulations also limit the aggregate amount of direct investments, including loans, by a SAIF-insured institution in real estate, service corporations, operating subsidiaries and equity securities as defined therein. At September 30, 1996, the Bank had one wholly owned subsidiary which has been inactive since 1984.

COMPETITION

          The Bank faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Bank faces additional significant competition for investors' funds from other financial intermediaries. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Bank does not rely upon any individual group or entity for a material portion of its deposits.

          The Bank's competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

EMPLOYEES

          The Bank had 35 full-time employees and four part-time employees at September 30, 1996. None of these employees is represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

                                    REGULATION

          Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE COMPANY

          GENERAL.   The Company, as a savings and loan holding company
within the meaning of the Home Owners' Loan Act ("HOLA"), has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

          FEDERAL ACTIVITIES RESTRICTIONS.   There are generally no
restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.
 Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

          If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions.
No multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

          FEDERAL LIMITATIONS ON TRANSACTIONS WITH AFFILIATES.   Transactions
between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

          In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Bank was in compliance with the above restrictions.

          RESTRICTIONS ON ACQUISITIONS.   Except under limited circumstances,
savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

          The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act, or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

          FIRREA amended provisions of the Bank Holding Company Act of 1956 ("BHCA") to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

REGULATION OF THE BANK

          GENERAL.   The OTS has extensive regulatory authority over the
operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally-chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

          FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. See "Business of the Bank - Lending Activities - Loan Origination, Purchase and Sales Activity" for a discussion of such limitations.

          The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

          INSURANCE OF ACCOUNTS.   The deposits of the Bank are insured up to
$100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the
U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

          The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the Federal Deposit Insurance Corporation ("FDIC") substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions.

          The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, The Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. As a result, the Bank's assessment amounted to $770,000 ($508,000 net of tax). Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. While the one-time special assessment had a significant impact on the current year earnings, the resulting lower annual premiums will benefit future earnings.

          The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

          REGULATORY CAPITAL REQUIREMENTS.   Federally insured savings
associations are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

          Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets.

          Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).

          A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirement, provided that the amount of supplementary capital does not exceed the savings association's core capital.
Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

          In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was to be effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process.
 On August 21, 1995, the OTS released Thrift Bulletin 67 which established
(i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

          The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1996.


                                                  September 30, 1996
                                           ---------------------------------
                                            Tangible    Core      Risk-based
                                            Capital    Capital     Capital
                                            --------  ---------   ----------
                                                (Dollars in Thousands)

 GAAP equity                                $27,735    $27,735    $27,735
 Unrealized gain on securities                 (235)      (235)      (235)
 Goodwill                                       (50)       (50)       (50)
 General valuation allowances                    --        --         410
 Total regulatory capital                     27,450    27,450     27,860
 Minimum capital requirements                  3,526     7,052      9,997
                                            --------  ---------   ----------
 Excess regulatory capital                   $23,924   $20,398    $17,863
                                            --------  ---------   ----------
                                            --------  ---------   ----------

          PROMPT CORRECTIVE ACTION.   Under Section 38 of the FDIA as added
by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In early September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. At September 30, 1996, the Bank was in the "well capitalized" category.

          LIQUIDITY REQUIREMENTS.   All savings associations are required to
maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1996, had a liquidity ratio of 8.6%.

          FEDERAL QUALIFIED THRIFT LENDER TEST.   A savings association that
does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank;
(iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

          Effective December 19, 1991, the definition of Qualified Thrift Investments ("QTIs") was amended in its entirety and the QTL Test was amended to require that QTIs represent 65% of portfolio assets, rather than 60% and 70% of tangible assets as previously required before and after July 1, 1991, respectively. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and 20% of liquid investments. Generally, QTIs are residential housing related assets. At September 30, 1996, approximately 87.0% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

          RESTRICTIONS ON CAPITAL DISTRIBUTIONS.   OTS regulations govern
capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

          Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval. See "--Capital Requirements."

          In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

          OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

          In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

          POLICY STATEMENT ON NATIONWIDE BRANCHING. Effective May 11, 1992, the OTS amended and codified its policy statement on branching by federally-chartered savings associations to delete then-existing regulatory restrictions on the branching authority of such associations and to permit nationwide branching to the extent allowed by federal statute. (Prior OTS policy generally permitted interstate branching for federally-chartered savings associations only to the extent allowed state-chartered savings associations in the states where the association's home office was located and where the branch was sought or if the branching resulted from OTS approval of a supervisory interstate acquisition of a troubled institution.) Current OTS policy generally permits a federally-chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the Community Reinvestment Act of 1977, as amended, among other things.

          FEDERAL HOME LOAN BANK SYSTEM.   The Bank is a member of the FHLB
of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

          As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1996, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement.

          As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended September 30, 1996 and 1995, respectively, dividends paid by the FHLB of Cincinnati to the Bank totaled approximately $148,000 and $78,000, respectively.

          FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1996, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                               TAXATION

TAXATION

    FEDERAL TAXATION. The Company and the Bank are both subject to the federal tax laws and regulations which apply to corporations generally.
Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

    Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method of the percentage of taxable income method. For tax years 1995 and 1994, the Bank used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

    Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

    A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or, (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

    For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

    A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

    The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1996, The Bank's pre-1988 reserves for tax purposes totaled approximately 2.5 million. The Bank believes it had approximately 13.2 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

    In addition to the regular income tax, the Company and the Bank are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income.
The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, the Company and the Bank are also subject to environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

    The tax returns of the Bank have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

    OHIO TAXATION. The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

    In computing its tax under the net worth method, The Company may exclude 100% of its investment in the capital stock of the Bank after the Conversion, as reflected on the balance sheet of the Company, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Bank may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

    A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of the computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

    The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Bank's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio. ITEM 2.

ITEM 2. PROPERTIES.

OFFICES AND PROPERTIES

    At September 30, 1996, the Bank conducted its business from its executive offices in West Chester, Ohio and four full service offices, all of which are located in southwestern Ohio.

    The following table sets forth certain information with respect to the Bank's office properties at September 30, 1996.

                                                           Net Book
                                               Leased/     Value of     Amount of
 Description/Address                            Owned      Property     Deposits
 ---------------------                         -------     --------     ---------
                                                            (Dollars in Thousands)
 Lockland - 117 Mill Street                    Owned       $  126       $ 54,984
 Lebanon - 718 E. Main Street                  Owned          452         23,451
 Kingsgate - 7810-7820 Tylersville Square
 Drive                                         Owned(1)     1,938         14,578
 Pisgah - 9235 Cincinnati - Columbus Road      Owned          331         29,882
 Wyoming - 401 Wyoming Avenue                  Owned          337         16,552
                                                          --------     ---------
                                                           $3,184       $139,447
                                                           --------     ---------
                                                           --------     ---------

______________

(1) The Bank closed its branch office at 7731 Tylersville Road and moved its main office to 7810-7820 Tylersville Square Drive during April, 1996.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          The information required herein, to the extent applicable, is incorporated by reference from page 48 of the Corporation's 1996 Annual Report to Stockholders ("1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

          The information required herein is incorporated by reference from page three of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OF OPERATIONS.

          The information required herein is incorporated by reference from pages four to 18 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required herein is incorporated by reference from pages 19 to 45 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required herein is incorporated by reference from the definitive proxy statement of the Corporation for the Annual Meeting of Stockholders to be held on January 29, 1997 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required herein is incorporated by reference from the Definitive Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  DOCUMENTS FILED AS PART OF THIS REPORT

  (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

            Independent Auditors' Report
            Consolidated Statements of Financial Condition at September 30,
             1996 and 1995.
            Consolidated Statements of Earnings for Each of the Three Years
             in the Period Ended September 30, 1996.
            Consolidated Statements of Changes in Stockholders' Equity for
             Each of the Three Years in the Period Ended September 30, 1996.
            Consolidated Statements of Cash Flows for Each of the Three Years
             in the Period ended September 30, 1996.
            Notes to Consolidated Financial Statements.

  (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                 Exhibit Index
                                                                         Page
                                                                         ----
2.1       Plan of Conversion                                             *
3.1       Articles of Incorporation of Enterprise Federal Bancorp, Inc.  **
3.2       Code of Regulations of Enterprise Federal Bancorp, Inc.        *
3.3       Bylaws of Enterprise Federal Bancorp, Inc.                     *
4.0       Stock Certificate of Enterprise Federal Bancorp, Inc.          ***
10.1      Enterprise Federal Bancorp, Inc. Recognition and Retention
           Plan                                                          ***
10.2      Enterprise Federal Bancorp, Inc. 1994 Stock Option Plan        ***
10.3      Enterprise Federal Bancorp, Inc. Employee Stock Ownership
            Plan and Trust                                               *
10.4      Employment Agreement between Enterprise Federal Bancorp,
            Inc. and Otto L. Keeton                                      ***
10.5      Employment Agreement between Enterprise Federal Bancorp,
            Inc. and Michael P. Meister                                  ***
10.6      Employment  Agreement between Enterprise Federal Bancorp,
            Inc. and Thomas J. Noe                                       ***
10.7      Employment Agreement between Enterprise Federal Bancorp,
            Inc. and Steven M. Pomeroy                                   ***
13.0      1996 Annual Report to Stockholders                             ****
16.0      Letter from Kennedy, Kraft, Dreyer and Noe
            re: change in accountants                                    *
22.0      Subsidiaries of the Registrant - Reference is made to
            "Item 1 Business - Subsidiaries" for the required information




(*) Incorporated herein by reference from the Corporation's Registration Statement on Form S-1 filed with the SEC on April 21, 1994.

(**) Incorporated herein by reference from the Corporation's Registration Statement on Form 8-A filed with the SEC on August 15, 1994.

(***) Incorporated herein by reference from the Corporation's Form 10-K filed with the SEC on December 29, 1994.

(****) Previously filed on January 3, 1997.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENTERPRISE FEDERAL BANCORP, INC.

                                  By:       /s/ Otto L. Keeton
                                      ----------------------------------------
                                      Otto L. Keeton
                                      Chairman of the Board, President and
                                       Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Otto L. Keeton                                            January 7, 1996
-----------------------
Otto L. Keeton
Chairman of the Board, President
 and Chief Executive Officer


/s/ Michael R. Meister                                        January 7, 1996
-----------------------
Michael R. Meister
Vice President, Chief Operating
 Officer and Director


/s/ Thomas J. Noe                                             January 7, 1996
-----------------------
Thomas J. Noe
Vice President, Treasurer and
 Chief Financial Officer
(principal accounting officer)


/s/ William H. Kreeger                                        January 7, 1996
-----------------------
William H. Kreeger
Director

/s/ Terrell G. Marty                                          January 7, 1996
-----------------------
Terrell G. Marty
Director


/s/ Edith P. Mayer                                            January 7, 1996
-----------------------
Edith P. Mayer
Director


/s/ Steven A. Wilson                                          January 7, 1996
-----------------------
Steven A. Wilson
Director