Form 10-Q
period 1996-12-31
ENTERPRISE FEDERAL BANCORP INC
filed 1997-02-14
CIK 922036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1996

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                --------     ---------

                         Commission File Number 0-24694

                       ENTERPRISE FEDERAL BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Ohio                                  31-1396726
----------------------------------------         ---------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


        7810 Tylersville Square Drive
             West Chester, Ohio                             45069
----------------------------------------         ---------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 1997, there were issued and outstanding 2,025,828 shares of the Registrant's Common Stock, par value $.01 per share.

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS


 Part I.    Financial Information                                                           Page
 -------    ---------------------                                                           ----
 Item 1.    Consolidated Financial Statements

            Consolidated Statements of Financial Condition                                    1
            (as of December 31, 1996 (unaudited) and September 30, 1996)

            Consolidated Statements of Earnings for the three months                          2
            ended December 31, 1996 (unaudited) and 1995 (unaudited)

            Consolidated Statements of Cash Flows for the three months                        3
            ended December 31, 1996 (unaudited) and 1995 (unaudited)

            Notes to unaudited Consolidated Financial Statements                              5

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of        9
            Operations


 Part II.   Other Information
 --------   -----------------

 Item 1.    Legal Proceedings                                                                13
 Item 2.    Changes in Securities                                                            13
 Item 3.    Defaults Upon Senior Securities                                                  13
 Item 4.    Submission of Matters to a Vote of Securities Holders                            13
 Item 5.    Other Information                                                                13
 Item 6.    Exhibits and Reports on Form 8-K                                                 13


 Signatures                                                                                  14

                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)

                                                                            December 31, 1996               September 30, 1996
                                                                        ---------------------              --------------------
                                                                                  (unaudited)
         ASSETS:
  Cash and due from banks                                                            $    697                         $    736
  Federal Funds sold                                                                    2,725                            7,225
  Interest-bearing deposits in other financial institutions                             2,560                            4,977
                                                                                        -----                            -----
                                       Cash and cash equivalents                        5,982                           12,938

  Mortgage-backed securities available for sale at market                              70,287                           65,482
  Loans receivable - net                                                              161,690                          149,050
  Office premises and equipment-at depreciated cost                                     3,570                            3,603
  Federal Home Loan Bank stock - at cost                                                3,500                            3,000
  Accrued interest receivable on loans                                                    456                              360
  Accrued interest receivable on mortgage-backed securities                               479                              371
  Accrued interest receivable on interest-bearing deposits                                 53                               44
  Goodwill and other intangible assets                                                     43                               50
  Prepaid expenses and other assets                                                       337                              256
 Deferred federal income tax asset                                                        ---                               37
                                                                        ---------------------              --------------------
                                                    Total assets                     $246,397                         $235,191
                                                                        =====================              ====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                           $143,047                         $139,447
  Advances from Federal Home Loan Bank                                                 70,000                           60,000
 Escrow deposits                                                                          392                              208
  Accrued interest payable                                                                520                              488
  Other liabilities                                                                       743                            1,703
 Accrued federal income taxes                                                             308                              289
 Deferred federal income taxes                                                            172                              ---
                                                                        ---------------------              --------------------
                                               Total liabilities                     $215,182                         $202,135


 Commitments                                                                              ---                              ---

 Stockholders' equity
  Preferred stock, no par value, 1,000,000 shares
    authorized, none issued and outstanding                                               ---                              ---
  Common stock, $.01 par value, 4,000,000 shares authorized,
    2,268,596 issued                                                                       23                               23
  Additional paid-in capital                                                           22,772                           22,713
  Less 242,768 and 194,268 shares of treasury stock - at cost                          (3,707)                          (3,058)
  Less shares acquired by employee stock benefit plans                                 (2,274)                          (2,593)
  Retained earnings - restricted                                                       14,401                           15,736
  Unrealized gain on securities designated as available
    for sale, net of related tax effects                                                  ---                              235
                                                                        ---------------------              --------------------
                                      Total stockholders' equity                       31,215                           33,056
                                                                        ---------------------              --------------------

                      Total liabilities and stockholders' equity                     $246,397                         $235,191
                                                                        =====================              ====================


The accompanying narrative is an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                  (unaudited)


                                                                                              Three Months Ended December 31,
                                                                                           -------------------------------------
                                                                                               1996                    1995
                                                                                           -----------            --------------
  Interest income:
    Loans                                                                                       $3,275                    $2,341
    Mortgage-backed securities                                                                     998                     1,185
    Interest-bearing deposits and other                                                            189                       208
                                                                                           -----------            --------------
                              Total interest income                                              4,462                     3,734


  Interest expense:
    Deposits                                                                                     1,771                     1,694
    Borrowings                                                                                     879                       589
                                                                                           -----------            --------------
                              Total interest expense                                             2,650                     2,283
                                                                                           -----------            --------------
  Net interest income                                                                            1,812                     1,451
  Provision for losses on loans                                                                     30                       ---
    Net interest income after provision for losses on loans                                      1,782                     1,451
                                                                                           -----------            --------------

  Other operating income:
    Gain on sale of securities                                                                     299                       626
    Other operating income                                                                          28                        31
                                                                                           -----------            --------------
                              Total other income                                                   327                       657
                                                                                           -----------            --------------

  Operating expenses:
    Employee compensation and benefits                                                             657                       659
    Occupancy and equipment                                                                         96                        68
    Federal deposit insurance premiums                                                              71                        69
    Franchise taxes                                                                                113                       118
    Data processing                                                                                 22                        33
    Amortization of intangible assets                                                                8                         8
    Other                                                                                          104                       158
                                                                                           ------------           --------------
                              Total operating expenses                                           1,071                     1,113
                                                                                           ------------           --------------

  Earnings before income taxes                                                                   1,038                       995
  Federal income taxes                                                                             348                       370
                                                                                           -----------            --------------
  Net earnings                                                                                 $   690                   $   625
                                                                                           ===========            ==============

  Earnings per share                                                                              $.36                      $.31
                                                                                           ===========            ==============

The accompanying narrative is an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                  (unaudited)

                                                                                           Three Months Ended December 31,
                                                                                       --------------------------------------
                                                                                              1996                      1995
                                                                                       ------------                ----------
  Cash flows from operating activities:
    Net earnings for the period                                                              $ 690                     $  625
    Adjustments to reconcile net earnings
    to net cash provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
    investments and mortgage-backed securities - net                                            12                         18
    Amortization of deferred loan origination fees                                            (84)                       (77)
    Depreciation and amortization                                                               41                         29
    Provision for losses on loans                                                               30                        ---
    Federal Home Loan Bank Stock dividends                                                    (53)                       (32)
    Gains on sales of securities                                                             (299)                      (626)
     Amortization of expense related to stock benefit plans                                    377                        105
  Increase (decrease) in cash due to change in:
    Accrued interest receivable                                                              (213)                       (94)
    Prepaid expenses and other assets                                                         (81)                       (37)
    Accrued interest payable                                                                    32                         57
    Other liabilities                                                                        (960)                         63
  Federal income taxes
    Current                                                                                     19                          8
    Deferred                                                                                   209                      (171)
                                                                                       ------------                ----------

  Net cash provided by operating activities                                                  (280)                      (132)

  Cash flows provided by (used in) investing activities:
    Purchase of mortgage-backed securities                                                (26,276)                   (36,396)
    Principal repayments of mortgage-backed securities                                       1,216                      1,037
    Sale of mortgage-backed securities                                                      20,307                     33,840
    Purchase of FHLB Stock                                                                   (447)                      (423)
    Loan principal repayments                                                                4,054                      4,606
    Loan disbursements                                                                    (16,640)                   (15,413)
    Purchase of office premises and equipment                                                  ---                      (443)
                                                                                       ------------                ----------
    Net cash used in investing activities                                                 (17,786)                   (13,202)
                                                                                       ------------                ----------

  Net cash used in operating and investing
  activities (subtotal carried forward)                                                  $(18,066)                  $(13,334)
                                                                                       ------------                ----------

                        Enterprise Federal Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                  (unaudited)

                                                                          Three Months Ended December 31,
                                                                        ----------------------------------
                                                                                1996                 1995
                                                                        -------------         ------------
  Net cash used in operating and investing
  activities (subtotal carried forward)                                     $(18,066)            $(13,334)

  Cash flows provided by (used in) financing activities:
    Net increase (decrease) in deposit accounts                                3,600                5,713
     Escrow deposits                                                             184                  168
     Proceeds from Federal Home Loan Bank advances                            20,000               10,000
     Repayment of Federal Home Loan Bank advances                            (10,000)                 ---
      Distribution to stockholders                                            (2,025)              (6,535)
      Purchase of Treasury shares                                               (649)                 ---
                                                                        -------------         ------------
    Net cash provided by (used in) financing activities                       11,110                9,346
                                                                        -------------         ------------
    Net decrease in cash and cash equivalents                                 (6,956)              (3,988)
    Cash and cash equivalents at beginning of period                          12,938               10,670
                                                                        -------------         ------------
    Cash and equivalents at end of period                                   $  5,982             $  6,682
                                                                        =============         ============

  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                    $    ---             $    361
                                                                        =============         ============
    Interest on deposits and borrowings                                     $  2,618             $  2,226
                                                                        =============         ============

The accompanying narrative is an integral part of these statements.

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

The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1996, contained in the Corporation's 1996 Annual Report.

Note 2      -    Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

Note 3      -    Earnings Per Share

         Earnings per share for the three months ended December 31, 1996 were calculated assuming 2,014,901 shares were issued and outstanding during the period. Earnings per share for the three month period ended December 31, 1996 were calculated assuming 1,943,000 shares were issued and outstanding during the period.

 Note 4       -    Effects of Recent Accounting Pronouncements

         In December 1991, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," which became effective for fiscal years ending after December 15, 1992, for institutions with assets of more than $150 million. For institutions with less than $150 million in assets, SFAS No. 107 became effective for fiscal years ending after December 15, 1995. SFAS No. 107 requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statement of financial condition, for which it is practical to estimate fair value. SFAS No. 107 only requires disclosure of fair values and has no impact on the Company's consolidated net earnings or financial condition.

         In May 1993, FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," SFAS No. 114, which is effective for fiscal years beginning after December 15, 1994, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's loans which might be affected by SFAS No. 114 are generally collateral dependent, and the Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. The Company adopted SFAS No. 114 on October 1, 1995, as required, without material effect on consolidated financial condition or results of operations.

         In October 1994, the FASB issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."
SFAS No. 119 requires financial statement disclosure of certain derivative financial instruments, defined as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. In the opinion of management, SFAS No. 119 will have no material effect on the Company's consolidated financial condition or results of operations, as the Company does not invest in derivative financial instruments, as defined. As a result, the applicability of SFAS No. 119 relates solely to disclosure requirements pertaining to fixed-rate and adjustable-rate loan commitments.

       In June 1994, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

       SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

       SFAS No. 122 would be applied prospectively to fiscal years beginning after December 15, 1995, (October 1, 1996, as to the Company) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited. The Company's management believes that SFAS No. 122 will not have a material effect on the Company's consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123 entitled "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings, and, if presented, earnings per share, as if SFAS No. 123 has been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

            SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Company's consolidated financial position or results of operation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION

         The Corporation's assets totaled $246.4 million at December 31, 1996 compared to $235.2 million at September 30, 1996. This $11.2 million or 4.8% increase was primarily due to a $12.6 million or 8.5% increase in loans receivable, net and a $4.8 million or 7.3% increase in mortgage-backed securities which were partially offset by a $7.0 million or 53.8% decrease in cash and cash equivalents. Total liabilities amounted to $215.2 million at December 31, 1996 compared to $202.1 million at September 30, 1996. This increase was primarily due to a $3.6 million or 2.6% increase in deposits and a $10.0 million or 16.7% increase in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati. Total stockholders' equity decreased $1.8 million or 5.6% to $31.2 million at December 31, 1996 compared to $33.1 million at September 30, 1996. The funds from the increase in deposits and FHLB advances were used to fund loan originations and purchase mortgage-backed securities. The decrease in stockholders' equity was primarily due to the payment of a $1.00 per share dividend on December 26, 1996 to stockholders of record on December 14, 1996 and the repurchase of 43,500 shares of common stock. The dividend distribution amounted to $2.0 million, while the total cost of the stock repurchase was $649,000 which were partially offset by net income of $690,000 during the three months ended December 31, 1996.

RESULTS OF OPERATIONS

         NET INCOME. The Corporation's net income amounted to $690,000 for the three months ended December 31, 1996 compared to $625,000 for the comparable period in 1995. The $65,000 or 10.4% increase was due primarily to an increase in interest income, partially offset by a decrease in other income.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased $361,000 or 24.9% to $1.8 million for the three months ended December 31, 1996 compared to the same period in 1995. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in the interest-earning assets for the 1996 period compared to the 1995 period. The increase in interest-earning assets was primarily due to the leveraging of the Corporation's capital and the increased origination of loans.

         INTEREST INCOME. Interest income amounted to $4.5 million for the three months ended December 31, 1996 compared to $3.7 million for the same period in 1995. The increase of $728,000 or 19.5% was primarily due to an increase of $934,000 in interest income on loans. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.

         INTEREST EXPENSE. Interest expense increased $367,000 or 25.3% to $2.7 million for the three months ended December 31, 1996 compared to the same period in 1995 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $77,000 or 4.5% due to an increase in the average balance of deposits while interest expense on borrowed money increased $290,000 or 49.2% due to an increase in the average balance of borrowed money.

         OTHER INCOME. Other income amounted to $327,000 and $657,000 during the three months ended December 31, 1996 and 1995, respectively. The $330,000 decrease from the 1995 period to the 1996 period was primarily due to a $327,000 decrease in gains on sales of securities as a result of decreased sales activity.

         OPERATING EXPENSES. Operating expenses decreased $42,000 or 3.8% to $1.1 million for the three months ended December 31, 1996 compared to $1.1 million for the three months ended December 31, 1995. Such decrease was primarily due to a $54,000 or 34.2% decrease in other expenses which was partially offset by a $28,000 or 41.2% increase in occupancy and equipment expense which increased due to the opening of the new corporate headquarters and relocation of an existing branch.

         FEDERAL INCOME TAXES. Federal income taxes amounted to $348,000 and $370,000 for the three months ended December 31, 1996 and 1995, respectively, resulting in effective tax rates of 33.5% and 37.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At December 31, 1996, the Corporation had $70.0 million of FHLB advances outstanding.

         Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the three month periods ended December 31, 1996 and 1995, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At December 31, 1996, the total approved loan commitments outstanding amounted to $540,000. At the same time, the Corporation had $7.1 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $10.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $51.4 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

         The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1% respectively, of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of between 5% and 10% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average monthly liquidity ratio and short-term liquid assets ratio for December 1996 was 6.1%. As of December 31, 1996, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements as demonstrated in the table below.

                                                                             Regulatory Capital
                                      ----------------------------------------------------------------------------------------------
                                       Tangible                            Core                            Risk-based
                                        Capital          Percent          Capital          Percent           Capital       Percent
                                      ----------       -----------     ------------      ----------        ----------    -----------
                                                                           (Dollars in Thousands)
 Capital under generally accepted
    accounting principles               $28,543                           $28,543                            $28,543
 Goodwill                                   (43)                              (43)                               (43)
 General valuation allowances              ----                              ----                                440
                                      ----------                       ------------                        ----------
 Regulatory capital computed             28,500             11.6           28,500             11.6            28,940           21.9
 Minimum capital requirement              3,691              1.5            7,382              3.0            10,572            8.0
                                      ----------       -----------     ------------      ----------        ----------    -----------

 Regulatory capital - excess            $24,809             10.1          $21,118              8.6           $18,368           13.9
                                      ==========       ===========     ============      ==========        ==========    ===========

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

RECENT LEGISLATION

         The deposits of the Savings Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the Federal Deposit Insurance Corporation ("FDIC") substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by insured institutions.

         The underfunded status of the SAIF resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, The Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. As a result, the Savings Bank's assessment amounted to $770,000 ($508,000 net of tax). Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. While the one-time assessment had a significant impact on fiscal 1996 earnings, the resulting lower annual premiums will benefit future earnings.

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





                               ENTERPRISE FEDERAL BANCORP, INC.

Date:  February 7, 1997        By:   /s/ Otto L. Keeton
                                     ------------------------------------
                                     Otto L. Keeton
                                     President & Chief Executive Officer


Date:  February 7, 1997        By:   /s/ Thomas J. Noe
                                     ------------------------------------
                                     Thomas J. Noe
                                     Vice President and Chief Financial Officer