Form 10-Q
period 1997-03-31
ENTERPRISE FEDERAL BANCORP INC
filed 1997-05-15
CIK 922036

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   -----------------      --------------------

                            Commission File Number 0-24694

                           ENTERPRISE FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                        Ohio                          31-1396726
    ---------------------------------------    ------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification Number)


         7810 Tylersville Square Drive
              West Chester, Ohio                        45069
    ---------------------------------------    ------------------------
    (Address or principal executive office)           (Zip Code)

                                  (513) 755-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 1997, there were issued and outstanding 2,010,828 shares of the Registrant's Common Stock, par value $.01 per share.

                   ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                  TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                       PAGE
                                                                     ----
Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition                1
         (As of March 31, 1997 (unaudited) and September 30, 1996)

         Consolidated Statements of Earnings for the six months        2
         ended March 31, 1997 (unaudited) and 1996 (unaudited)

         Consolidated Statements of Cash Flows for the six months      3
         ended March 31, 1997 (unaudited) and 1996 (unaudited)

         Notes to unaudited Consolidated Financial Statements          4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            13
Item 2.  Changes in Securities                                        13
Item 3.  Defaults Upon Senior Securities                              13
Item 4.  Submission of Matters to a Vote of Securities Holders        13
Item 5.  Other Information                                            13
Item 6.  Exhibits and Reports on Form 8-K                             13

Signatures                                                            14

                           Enterprise Federal Bancorp, Inc.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (In thousands, except share data)




                                                                      March 31, 1997       September 30, 1996
                                                                  ------------------      -------------------
                                                                          (unaudited)
        ASSETS:
Cash and due from banks                                                     $    526                 $    736
Federal Funds sold                                                             7,000                    7,225
Interest-bearing deposits in other financial institutions                      4,143                    4,977
                                                                               -----                    -----
                                      Cash and cash equivalents               11,669                   12,938

Mortgage-backed securities available for sale at market                       65,407                   65,482
Loans receivable - net                                                       169,931                  149,050
Office premises and equipment-at depreciated cost                              3,558                    3,603
Federal Home Loan Bank stock - at cost                                         4,500                    3,000
Accrued interest receivable on loans                                             644                      360
Accrued interest receivable on mortgage-backed securities                        411                      371
Accrued interest receivable on interest-bearing deposits                          62                       44
Goodwill and other intangible assets                                              35                       50
Prepaid expenses and other assets                                                487                      256
Deferred federal income tax asset                                                ---                       37
                                                                  ------------------      -------------------
                                                   Total assets             $256,704                 $235,191
                                                                  ------------------      -------------------
                                                                  ------------------      -------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $143,019                 $139,447
Advances from Federal Home Loan Bank                                          80,000                   60,000
Escrow deposits                                                                  197                      208
Accrued interest payable                                                         574                      488
Other liabilities                                                                832                    1,703
Accrued federal income taxes                                                     288                      289
Deferred federal income taxes                                                    148                      ---
                                                                  ------------------      -------------------
                                              Total liabilities             $225,058                 $202,135

Commitments                                                                      ---                      ---

Stockholders' equity
 Preferred stock, no par value, 1,000,000 shares
   authorized, none issued and outstanding                                       ---                      ---
 Common stock, $.01 par value, 4,000,000 shares authorized,
   2,268,596 issued                                                               23                       23
 Additional paid-in capital                                                   22,772                   22,713
 Less 257,768 and 194,268 shares of treasury stock - at cost                  (3,932)                  (3,058)
 Less shares acquired by employee stock benefit plans                         (2,215)                  (2,593)
 Retained earnings - restricted                                               14,998                   15,736
 Unrealized gain on securities designated as available
   for sale, net of related tax effects                                          ---                      235
                                                                  ------------------      -------------------
                                     Total stockholders' equity               31,646                   33,056
                                                                  ------------------      -------------------

                     Total liabilities and stockholders' equity             $256,704                 $235,191
                                                                  ------------------      -------------------
                                                                  ------------------      -------------------



The accompanying narrative is an integral part of these statements.

                           Enterprise Federal Bancorp, Inc.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands except share data)
                                     (unaudited)




                                                               Three Months Ended      Six Months Ended
                                                                   March 31,                March 31,
                                                              ------------------       -----------------
                                                                 1997      1996           1997      1996
                                                             ----------  ---------     ---------  ------
 Interest income:
   Loans                                                       $3,424    $2,592         $6,699    $4,933
   Mortgage-backed securities                                   1,078       994          2,076     2,179
   Interest-bearing deposits and other                            157       181            346       389
                                                             ----------  ---------     ---------  ------
                   Total interest income                        4,659     3,767          9,121     7,501

 Interest expense:
   Deposits                                                     1,796     1,699          3,567     3,393
   Borrowings                                                   1,042       596          1,921     1,185
                                                             ----------  ---------     ---------  ------
                  Total interest expense                        2,838     2,295          5,488     4,578

 Net interest income                                            1,821     1,472          3,633     2,923
 Provision for losses on loans                                     45        30             75        30
                                                             ----------  ---------     ---------  ------
   Net interest income after provision for losses on loans      1,776     1,442          3,558     2,893

 Other operating income:
   Gain on sale of securities                                     136       205            435       831
   Other operating income                                          30        24             58        55
                                                             ----------  ---------     ---------  ------
                      Total other income                          166       229            493       886

 Operating expenses:
   Employee compensation and benefits                             607       583          1,264     1,242
   Occupancy and equipment                                         97        92            193       160
   Federal deposit insurance premiums                               5        73             76       142
   Franchise taxes                                                111       115            224       233
   Data processing                                                 49        35             71        68
   Amortization of intangible assets                                8         8             15        15
   Other                                                          137        53            242       212
                                                             ----------  ---------     ---------  ------
                Total operating expenses                        1,014       959          2,085     2,072

 Earnings before income taxes                                     928       712          1,966     1,707
 Federal income taxes                                             331       243            679       613
                                                             ----------  ---------     ---------  ------
 Net earnings                                                  $  597    $  469         $1,287    $1,094
                                                             ----------  ---------     ---------  ------
                                                             ----------  ---------     ---------  ------

 Earnings per share                                              $.31      $.24           $.66      $.55
                                                                 ----      ----           ----      ----
                                                                 ----      ----           ----      ----


The accompanying narrative is an integral part of these statements.

                           Enterprise Federal Bancorp, Inc.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands except share data)
                                     (unaudited)



                                                                         Six Months Ended March 31,
                                                                         ------------------------------
                                                                               1997             1996
                                                                         -----------       ----------
 Cash flows from operating activities:
   Net earnings for the period                                              $  1,287        $  1,094
   Adjustments to reconcile net earnings
   to net cash provided by (used in) operating activities:
   Amortization of discounts and premiums on loans,
   investments and mortgage-backed securities - net                               11             (43)
   Amortization of deferred loan origination fees                                (86)           (113)
   Depreciation and amortization                                                  53              58
   Provision for losses on loans                                                  45              30
   Federal Home Loan Bank Stock dividends                                       (116)            (64)
   Gains on sales of securities                                                 (435)           (831)
   Amortization of expense related to stock benefit plans                        507             482
 Increase (decrease) in cash due to change in:
   Accrued interest receivable                                                  (342)            (29)
   Prepaid expenses and other assets                                            (231)           (273)
   Accrued interest payable                                                       86             (34)
   Other liabilities                                                            (871)            382
 Federal income taxes
   Current                                                                        (1)            255
   Deferred                                                                      148            (100)
                                                                         -----------       ----------
 Net cash provided by operating activities                                        55             814
                                                                         -----------       ----------
 Cash flows provided by (used in) investing activities:
   Purchase of mortgage-backed securities                                    (37,393)        (36,535)
   Sale of mortgage-backed securities                                         35,191          45,116
   Principal repayments of mortgage-backed securities                          2,466           2,150
   Loan principal repayments                                                   8,567           8,856
   Loan disbursements                                                        (29,407)        (28,277)
   Purchase of office premises and equipment                                     (26)         (1,242)
   Purchase of FHLB Stock                                                     (1,384)           (423)
                                                                         -----------       ----------
   Net cash used in investing activities                                     (21,986)        (10,355)
                                                                         -----------       ----------

 Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                                 3,572          12,021
   Borrowed money                                                             20,000             ---
   Escrow deposits                                                               (11)            (12)
   Distribution to stockholders                                               (2,025)         (6,535)
   Purchase of Treasury shares                                                  (874)         (1,485)
                                                                         -----------       ----------
   Net cash provided by (used in) financing activities                        20,662           3,989
                                                                         -----------       ----------
   Net decrease in cash and cash equivalents                                  (1,269)         (5,552)
   Cash and cash equivalents at beginning of period                           12,938          10,670
                                                                         -----------       ----------
   Cash and equivalents at end of period                                    $ 11,669        $  5,118
                                                                         -----------       ----------
                                                                         -----------       ----------

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                                     $    700        $    245
                                                                         -----------       ----------
   Interest on deposits and borrowings                                      $  5,402        $  4,664
                                                                         -----------       ----------
                                                                         -----------       ----------


The accompanying narrative is an integral part of these statements.

                   ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1   -    BASIS OF PRESENTATION

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

The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1996, contained in the Corporation's 1996 Annual Report.


Note 2   -    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.


Note 3   -    EARNINGS PER SHARE

    Earnings per share for the three and six months ended March 31, 1997 were calculated assuming 1,927,584 and 1,942,209 shares were issued and outstanding during the periods. Earnings per share for the three and six months ended March 31, 1996 were calculated assuming 1,954,167 and 1,989,091 shares were issued and outstanding during the periods.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

    The Corporation's assets totaled $256.7 million at March 31, 1997 compared to $235.2 million at September 30, 1996. This $21.5 million or 9.1% increase was primarily due to a $20.9 million or 14.0% increase in loans receivable, net. Total liabilities amounted to $225.1 million at March 31, 1997 compared to $202.1 million at September 30, 1996. This increase was primarily due to a $20.0 million or 33.3% increase in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and a $3.6 million or 2.6% increase in deposits. Total stockholders' equity decreased $1.4 million or 4.3% to $31.7 million at March 31, 1997 compared to $33.1 million at September 30, 1996. The decrease in stockholders' equity was primarily due to the payment of a $1.00 per share dividend on December 26, 1996 to stockholders of record on December 14, 1996. Such distribution amounted to $2.0 million in the aggregate and is primarily reflected as a reduction in retained earnings. Such reduction was partially offset by net income of $1.3 million during the six months ended March 31, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    NET INCOME. The Corporation's net income amounted to $597,000 for the three months ended March 31, 1997 compared to $469,000 for the comparable period in 1996. The $128,000 or 27.3% increase was due primarily to an increase in net interest income.

    NET INTEREST INCOME. Net interest income before provision for loan losses increased $349,000 or 23.7% to $1.8 million for the three months ended March 31, 1997 compared to the same period in 1996. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in interest-earning assets. The increase in interest-earning assets was primarily due to the leveraging of the Corporation's capital and the increased origination of loans.

    INTEREST INCOME. Interest income amounted to $4.7 million for the three months ended March 31, 1997 compared to $3.8 million for the same period in 1996. The increase of $892,000 or 23.7% was primarily due to an increase in interest income on loans of $832,000 or 32.1% to $3.4 million for the 1997 period compared to the 1996 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.

    INTEREST EXPENSE. Interest expense increased $543,000 or 23.7% to $2.8 million for the three months ended March 31, 1997 compared to the same period in 1996 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $97,000 or 5.7% due to an increase in the average balance of and rates paid on deposits.
Interest expense on borrowed money increased $446,000 or 74.8% primarily due to an increase in the average balance of such liabilities as a result of increased funding needs.

    OTHER OPERATING INCOME. Other operating income amounted to $166,000 and $229,000 during the three months ended March 31, 1997 and 1996, respectively. The $63,000 decrease during the 1997 period was primarily due to decreased gains on sales of securities as a result of decreased sales activity.

    OPERATING EXPENSES. Operating expenses increased $55,000 or 5.7% to $1.0 million for the three months ended March 31, 1997 compared to $959,000 for the three months ended March 31, 1996. Such increase was primarily due to an $84,000 or 158.5% increase in other operating expenses which was partially offset by a $68,000 or 93.2% decrease in federal deposit insurance premiums.

    FEDERAL INCOME TAXES. Federal income taxes amounted to $331,000 and $243,000 for the three months ended March 31, 1997 and 1996, respectively, resulting in effective tax rates of 32.6% and 34.1%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

    NET INCOME. The Corporation's net income amounted to $1.3 million for the six months ended March 31, 1997 compared to $1.1 million for the comparable period in fiscal 1996. The $193,000 or 17.6% increase was due primarily to an increase in net interest income, partially offset by a decline in total other operating income.

    NET INTEREST INCOME. Net interest income before provision for loan losses increased $710,000 or 24.3% for the six months ended March 31, 1997 compared to the same period in fiscal 1996. The increase in net interest income was due to an increase in interest-earning assets. The increase in interest-earning assets was primarily due to the leveraging of the Corporation's capital and the increased origination of loans.

    INTEREST INCOME. Interest income amounted to $9.1 million for the six months ended March 31, 1997 compared to $7.5 million for the same period in fiscal 1996. The increase of $1.6 million or 21.6% was primarily due to an increase in interest income on loans of $1.8 million or 36.0% to $6.7 million for the fiscal 1997 period compared to the fiscal 1996 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.

    INTEREST EXPENSE. Interest expense increased $910,000 or 19.9% to $5.5 million for the six months ended March 31, 1997 compared to the same period in fiscal 1996 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $174,000 or 5.1% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $736,000 or 62.1% primarily due to an increase in the average balance of such liabilities as a result of increased funding needs.

    OTHER OPERATING INCOME. Other operating income amounted to $493,000 and $886,000 during the six months ended March 31, 1997 and 1996, respectively. The $393,000 decrease during the fiscal 1997 period was primarily due to decreased gains on sales of securities as a result of decreased sales activity.

    OPERATING EXPENSES. Operating expenses increased $13,000 or .6% to $2.1 million for the six months ended March 31, 1997 compared to $2.7 million for the six months ended March 31, 1996. Such increase was primarily due to modest increases in most categories of operating expenses which were offset primarily by a $66,000 or 46.5% decrease in federal deposit insurance premiums.

    FEDERAL INCOME TAXES. Federal income taxes amounted to $679,000 and $613,000 for the six months ended March 31, 1997 and 1996, respectively, resulting in effective tax rates of 34.5% and 35.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At March 31, 1997, the Corporation had $80.0 million of FHLB advances outstanding.

    Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the six month periods ended March 31, 1997 and 1996, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $770,000. At the same time, the Corporation had $8.7 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $8.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $42.8 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

    The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1% respectively, of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of between 5% and 10% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average monthly liquidity ratio and short-term liquid assets ratio for March 1997 was 6.01%. As of March 31, 1997, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements with tangible, core and risk-based capital ratios of 11.4%, 11.4% and 21.0%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively, as demonstrated in the table below.



                                                                    Regulatory Capital
                                       ----------------------------------------------------------------------------------
                                       Tangible                    Core                        Risk-based
                                       Capital      Percent       Capital         Percent        Capital           Percent
                                       --------     --------     --------         -------     -----------          -------
                                                                    (Dollars in Thousands)
Capital under generally accepted
   accounting principles               $29,157                    $29,157                       $29,157
Goodwill                                   (35)                       (35)                          (35)
General valuation allowances               ---                        ---                           485
                                       --------                   --------              -      ---------
Regulatory capital computed             29,122        11.4         29,122           11.4         29,607              21.3
Minimum capital requirement              3,845         1.5          7,690            3.0         11,112               8.0
                                       --------     -------       --------       --------      ---------           -------

Regulatory capital - excess            $25,277         9.9        $21,432            8.4        $18,495              13.3
                                       --------     -------       --------       --------      ---------           -------
                                       --------     -------       --------       --------      ---------           -------

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

    The underfunded status of the SAIF resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, The Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. As a result, the Savings Bank's assessment amounted to $770,000 ($508,000 net of tax). Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. While the one-time assessment had a significant impact on fiscal year 1996 earnings, the resulting lower annual premiums will benefit future earnings.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation held its 1997 Annual Meeting of Stockholders on January 29, 1997. The meeting was held to elect three directors and ratify the appointment of Grant Thornton as the Corporation's independent auditors for fiscal 1997. The results of the voting are set forth below.

         A.  Election of Directors

         Name                      For      Withheld   Not Voted
         ----                      ---      --------   ---------

         1. Otto L. Keeton      1,580,733     5,553     623,042
         2. Terrell G. Marty    1,580,758     5,528     623,042
         3. Steven A. Nelson    1,580,758     5,528     623,042

         B.  Ratification of Auditors

            For       Against       Abstain       Not Voted
            ---       -------       -------       ---------

         1,580,789     4,475         1,022         623,042

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ENTERPRISE FEDERAL BANCORP, INC.

Date:  May 7, 1997           By:  /s/ Otto L. Keeton
                                  --------------------------------
                                  Otto L. Keeton
                                  President & Chief Executive Officer

Date:  May 7, 1997           By:  /s/ Thomas J. Noe
                                  --------------------------------
                                  Thomas J. Noe
                                  Vice President and Chief Financial Officer