Form 10-Q
period 1997-06-30
ENTERPRISE FEDERAL BANCORP INC
filed 1997-08-19
CIK 922036

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to  __________________

                      Commission File Number 0-24694

                     ENTERPRISE FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Ohio                          31-1396726
--------------------------------       ------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification Number)


7810 Tylersville Square Drive
West Chester, Ohio                              45069
---------------------------------------      -----------
(Address or principal executive office)      (Zip Code)

                          (513) 755-4600
         -----------------------------------------------------
         (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No _____
                           ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 1997, there were issued and outstanding 2,000,828 shares of the Registrant's Common Stock, par value $.01 per share.

                   ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                   TABLE OF CONENTS


Part I.         Financial Information                                       Page

Item 1.         Consolidated Financial Statements

                Consolidated Statements of Financial Condition               1
                (as of June 30, 1997, (unaudited) and September 30, 1996)

                Consolidated Statements of Earnings for the three and        2
                nine months ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited).

                Consolidated Statements of Cash Flows for the nine months    3
                ended June 30, 1997 (unaudited) and June 30, 1996
                (unaudited).

                 Notes to unaudited Consolidated Financial Statements        5

Item 2.          Management's Discussion and Analysis of Financial           6
                 Condition and Results of Operations



Part II.         Other Information

Item 1.          Legal Proceedings                                          10
Item 2.          Changes in Securities                                      10
Item 3.          Defaults Upon Senior Securities                            10
Item 4.          Submission of Matters to a Vote of Securities Holders      10
Item 5.          Other Information                                          10
Item 6.          Exhibits and Reports on Form 8-K                           10

Signatures                                                                  11

                            Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (In thousands, except share data)


                                                                                 JUNE 30, 1997  SEPTEMBER 30, 1996
                                                                                 -------------  ------------------
                                                                                  (UNAUDITED)
ASSETS:
Cash and due from banks........................................................   $       704      $        736
Federal Funds sold.............................................................            --             7,225
Interest-bearing deposits in other financial institutions......................         3,364             4,977
  Cash and cash equivalents....................................................         4,068            12,938
Mortgage-backed securities available for sale at market........................        66,099            65,482
Loans receivable--net..........................................................       183,912           149,050
Office premises and equipment-at depreciated cost..............................         3,568             3,603
Federal Home Loan Bank stock--at cost..........................................         4,750             3,000
Accrued interest receivable on loans...........................................           727               360
Accrued interest receivable on mortgage-backed securities......................           416               371
Accrued interest receivable on interest-bearing deposits.......................            81                44
Goodwill and other intangible assets...........................................            28                50
Prepaid expenses and other assets..............................................           617               256
Deferred federal income tax asset..............................................            --                37
                                                                                 -------------     ------------
  Total assets.................................................................   $   264,266      $    235,191
                                                                                 -------------     ------------
                                                                                 -------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.......................................................................   $   145,878      $    139,447
Advances from Federal Home Loan Bank...........................................        85,000            60,000
Escrow deposits................................................................            31               208
Accrued interest payable.......................................................           680               488
Other liabilities..............................................................           951             1,703
Accrued federal income taxes...................................................            --               289
Deferred federal income taxes..................................................           131                --
                                                                                 -------------     ------------
  Total liabilities............................................................   $   232,671      $    202,135

Commitments....................................................................            --                --

Stockholders' equity
 Preferred stock, no par value, 1,000,000 shares authorized, none issued and
   outstanding.................................................................            --                --
 Common stock, $.01 par value, 4,000,000 shares authorized, 2,268,596 issued...            23                23
 Additional paid-in capital....................................................        22,772            22,713
 Less 267,768 and 194,268 shares of treasury stock--at cost....................        (4,090)           (3,058)
 Less shares acquired by employee stock benefit plans..........................        (2,156)           (2,593)
 Retained earnings--restricted.................................................        15,046            15,736
 Unrealized gain on securities designated as available for sale, net of related
   tax effects.................................................................            --               235
                                                                                 -------------     ------------
  Total stockholders' equity...................................................        31,595            33,056
                                                                                 -------------     ------------
  Total liabilities and stockholders' equity...................................   $   264,266      $    235,191
                                                                                 -------------     ------------
                                                                                 -------------     ------------

    The accompanying narrative is an integral part of these statements.

                 Enterprise Federal Bancorp, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                THREE MONTHS          NINE MONTHS
                                                                               ENDED JUNE 30,        ENDED JUNE 30,
                                                                            --------------------  --------------------
                                                                              1997       1996       1997       1996
                                                                            ---------  ---------  ---------  ---------
Interest income:
  Loans...................................................................  $   3,858  $   3,035  $  10,557  $   7,968
  Mortgage-backed securities..............................................        962        900      3,038      3,079
  Interest-bearing deposits and other.....................................        196        111        542        500
                                                                            ---------  ---------  ---------  ---------
    Total interest income.................................................      5,016      4,046     14,137     11,547

Interest expense:
  Deposits................................................................      1,827      1,735      5,394      5,128
  Borrowings..............................................................      1,282        606      3,203      1,791
                                                                            ---------  ---------  ---------  ---------
    Total interest expense................................................      3,109      2,341      8,597      6,919

Net interest income.......................................................      1,907      1,705      5,540      4,628
Provision for losses on loans.............................................         45         30        120         60
                                                                            ---------  ---------  ---------  ---------
  Net interest income after provision for losses on loans.................      1,862      1,675      5,420      4,568

Other operating income:
  Gain on sale of securities..............................................         --         52        435        883
  Other operating income..................................................         24         26         82         81
                                                                            ---------  ---------  ---------  ---------
    Total other operating income..........................................         24         78        517        964
                                                                            ---------  ---------  ---------  ---------
Operating expenses:
  Employee compensation and benefits......................................        644        687      1,908      1,929
  Occupancy and equipment.................................................         89         68        282        228
  Federal deposit insurance premiums......................................         23         77         99        219
  Franchise taxes.........................................................        116        114        340        347
  Data processing.........................................................         36         33        107        101
  Amortization of goodwill................................................          7          7         22         23
  Other operating expenses................................................        115        155        357        366
                                                                            ---------  ---------  ---------  ---------
    Total general, administrative and other expense.......................      1,030      1,141      3,115      3,213
                                                                            ---------  ---------  ---------  ---------
Earnings before income taxes..............................................        856        612      2,822      2,319
Federal income taxes......................................................        305        211        984        824
                                                                            ---------  ---------  ---------  ---------
Net earnings..............................................................  $     551  $     401  $   1,838  $   1,495
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Earnings per share........................................................  $     .28  $     .21  $     .94  $     .76
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

    The accompanying narrative is an integral part of these statements.

                   Enterprise Federal Bancorp, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands, except share data)
                                      (Unaudited)
                                                                          Nine Months Ended June 30,
                                                                        -----------------------------
                                                                              1997            1996
                                                                         ----------    --------------
Cash flows from operating activities:
 Net earnings for the period.........................................    $    1,838     $    1,495
 Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
 Amortization of discounts
 and premiums on loans, investments
 and mortgage-backed securities-net..................................            17             64
 Amortization of deferred loan origination fees......................          (130)          (170)
 Depreciation and amortization.......................................            88             87
 Provision for losses on loans.......................................            90             60
 Federal Home Loan Bank Stock dividends..............................          (198)          (103)
 Gains on sales of securities........................................          (435)          (883)
 Amortization of expense related to stock benefit plans..............           609            694
Increase (decrease) in cash due to change in:
 Accrued interest receivable.........................................          (449)          (188)
 Prepaid expenses and other assets...................................          (361)          (276)
 Accrued interest payable............................................           192             21
 Other liabilities...................................................          (752)           913
Federal income taxes
 Current.............................................................          (289)            72
 Deferred............................................................           131           (199)
Net cash provided by operating activities............................    -----------      ---------
                                                                                351          1,571
Cash flows provided by (used in) investing activities:
 Purchase of mortgage-backed securities..............................       (40,552)       (44,562)
 Sale of mortgage-backed securities..................................        36,027         52,294
 Principal repayments of mortgage-backed securities..................         4,120          3,714
 Loan principal repayments...........................................        10,271         19,151
 Loan disbursements..................................................       (45,093)       (47,825)
 Purchase of office premises and equipment...........................           (30)        (1,475)
 Purchase of Federal Home Loan Bank Stock............................        (1,552)          (419)
                                                                         -----------      ---------
Net cash used in investing activities................................       (36,809)       (19,122)
                                                                         -----------      ---------
Net cash used in operating and investing
activities (subtotal carried forward)................................    $  (36,458)    $  (17,535)
                                                                         -----------      ---------


    The accompanying narrative is an integral part of these statements.

                   Enterprise Federal Bancorp, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands, except share data)
                                      (Unaudited)

                                                                          Nine Months Ended June 30,
                                                                        -----------------------------
                                                                               1997           1996
                                                                         ----------    --------------

Net cash used in operating and investing
activities (subtotal carried forward)...........................         $  (36,458)    $  (17,535)
Cash flows provided by (used in) financing activities:
 Net increase in deposit accounts...............................              6,431         12,306
 Advances from FHLB.............................................             25,000         10,000
 Advances by borrowers for taxes and insurance..................               (177)           (88)
 Distribution to Stockholders...................................             (2,634)        (6,535)
 Purchase of Treasury shares....................................             (1,032)        (2,339)
                                                                         -----------      ---------
 Net cash provided by financing activities......................             27,588         13,344
                                                                         -----------      ---------
 Net decrease in cash and cash equivalents......................              8,870         (4,191)
 Cash and cash equivalents at beginning of period...............             12,938         10,670
                                                                         -----------      ---------
 Cash and equivalents at end of period..........................         $    4,068    $     6,479
                                                                         -----------      ---------
                                                                         -----------      ---------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Federal income taxes...........................................          $     985    $       751
                                                                         -----------      ---------
 Interest on deposits and borrowings............................         $    8,405    $     6,898
                                                                         -----------      ---------
                                                                         -----------      ---------

    The accompanying narrative is an integral part of these statements.

                   ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                 Notes to Unaudited Consolidated Financial Statements


Note 1    -    Basis of Presentation
               ---------------------

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

The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1996, contained in the Corporation's 1996 Annual Report.

Note 2   -    Principles of Consolidation
              ---------------------------

    The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

Note 3   -    Earnings Per Share
              ------------------

    Earnings per share for the three and nine months ended June 30, 1997 were calculated assuming 1,967,857 and 1,955,319 shares, respectively, were issued and outstanding during the periods. Earnings per share for the three months ended June 30, 1996 were calculated assuming 1,909,524 and 1,967,105 shares, respectively, were issued and outstanding during the period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    The Corporation's assets totaled $264.3 million at June 30, 1997 compared to $235.2 million at September 30, 1996. This $29.1 million or 11.0% increase was primarily due to a $24.9 million or 23.4% increase in loans receivable, net. Total liabilities amounted to $232.7 million at June 30, 1997 compared to $202.1 million at September 30, 1996. This increase was primarily due to a $25.0 million or 41.7% increase in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and a $6.4 million or 4.6% increase in deposits. Total stockholders' equity decreased $1.5 million or 4.4% to $31.6 million at June 30, 1997 compared to $33.1 million at September 30, 1996. The decrease in stockholders' equity was due primarily to the payments of a $1.00 per share dividend on December 26, 1996 to stockholders of record on December 14, 1996 and a $.25 per share dividend on April 15, 1997 to stockholders of record on March 31, 1997. Such distributions amounted to approximately $2.5 million in the aggregate and are primarily reflected as a reduction in retained earnings. In addition, the Corporation repurchased shares at a cost of $1.0 million during the nine months ended June 30, 1997. Such reductions were partially offset by net income of $1.8 million during the nine months ended June 30, 1997.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

    Net Income. The Corporation's net income amounted to $551,000 for the three months ended June 30, 1997 compared to $401,000 for the comparable period in 1996. The $150,000 or 37.4% increase was due primarily to an increase in net interest income.

    Net Interest Income. Net interest income before provision for loan losses increased $202,000 or 11.8% to $1.9 million for the three months ended June 30, 1997 compared to the same period in 1996. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in the ratio of interest-earning assets to interest-bearing liabilities. The increase in interest-earning assets was primarily due to the leveraging of the Corporation's capital and the continued growth in the loan portfolio.

    Interest Income. Interest income amounted to $5.0 million for the three months ended June 30, 1997 compared to $4.0 million for the same period in 1996. The increase of $970,000 or 24.0% was primarily due to an increase in interest income on loans of $823,000 or 27.1% to $3.4 million for the 1997 period compared to the 1996 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.

    Interest Expense. Interest expense increased $768,000 or 32.8% to $3.1 million for the three months ended June 30, 1997 compared to the same period in 1996 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $92,000 or 5.3% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $676,000 or 111.6% primarily due to an increase in the average balance of such liabilities as a result of increased funding needs.

    Other Operating Income. Other operating income amounted to $24,000 and $78,000 during the three months ended June 30, 1997 and 1996, respectively. The $54,000 decrease during the 1997 period was primarily due to decreased gains on sales of securities as a result of decreased sales activity.

    Operating Expenses. Operating expenses decreased $111,000 or 9.7% to $1.0 million for the three months ended June 30, 1997 compared to $1.1 million for the three months ended June 30, 1996. Such decrease was primarily due to a $43,000 or 6.3% decrease in employee compensation and benefits, a $54,000 or 70.1% decrease in federal deposit insurance premiums and a $40,000 or 25.8% decrease in other operating expenses which were partially offset by a $21,000 or 30.9% increase in occupancy and equipment expense. Employee compensation and benefits decreased due to reduced pension expense while federal deposit insurance premiums decreased due to a lower assessment rate. Occupancy and equipment expenses increased due to the opening of a new Corporate headquarters.

    Federal Income Taxes. Federal income taxes amounted to $305,000 and $211,000 for the three months ended June 30, 1997 and 1996, respectively, resulting in effective tax rates of 35.6% and 34.5% respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

    Net Income. The Corporation's net income amounted to $1.8 million for the nine months ended June 30, 1997 compared to $1.5 million for the comparable period in fiscal 1996. The $343,000 or 22.9% increase was due primarily to an increase in net interest income and a decrease in total other operating expenses which were partially offset by a decline in other operating income.

    Net Interest Income. Net interest income before provision for loan losses increased $912,000 or 19.7% for the nine months ended June 30, 1997 compared to the same period in fiscal 1996. The increase in net interest income was due to an increase in interest-earning assets. The increase in interest-earning assets was primarily due to the leveraging of the Corporation's capital and the increased origination of loans.

    Interest Income. Interest income amounted to $14.1 million for the nine months ended June 30, 1997 compared to $11.5 million for the same period in fiscal 1996. The increase of $2.6 million or 22.4% was primarily due to an increase in interest income on loans of $2.6 million or 32.5% to $10.6 million for the fiscal 1997 period compared to the fiscal 1996 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.

    Interest Expense. Interest expense increased $1.7 million or 24.3% to $8.6 million for the nine months ended June 30, 1997 compared to the same period in fiscal 1996 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $266,000 or 5.2% due to an increase in the average balance of and rates paid on deposits. Interest expense on borrowed money increased $1.4 million or 78.8% primarily due to an increase in the average balance of such liabilities as a result of increased funding needs..

    Other Operating Income. Other operating income amounted to $517,000 and $964,000 during the nine months ended June 30, 1997 and 1996 respectively. The $447,000 decrease during the fiscal 1997 period was primarily due to decreased gains on sales of securities as a result of decreased sales activity.

    Operating Expenses. Operating expenses decreased $98,000 or 3.1% to $3.1 million for the nine months ended June 30, 1997 compared to $3.2 million for the nine months ended June 30, 1996. Such decrease was primarily due to a $120,000 or 54.8% decrease in federal deposit insurance premiums which was offset partially by a $54,000 or 19.1% increase in occupancy and equipment expense. Federal deposit insurance premiums decreased due to a lower assessment rate. Occupancy and equipment expenses increased due to the opening of a new Corporate headquarters.

    Federal Income Taxes. Federal income taxes amounted to $984,000 and $824,000 for the nine months ended June 30, 1997 and 1996, respectively, resulting in effective tax rates of 34.9% and 35.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At June 30, 1997, the Corporation had $85.0 million of FHLB advances outstanding.

    Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the nine month periods ended June 30, 1997 and 1996, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $1.2 million. At the same time, the Corporation had $9.3 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $8.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $53.1 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

    The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1% respectively, of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of between 5% and 10% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average monthly liquidity ratio and short-term liquid assets ratio for June 1997 was 6.53%. As of June 30, 1997, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements with tangible, core and risk-based capital ratios of 11.4%, 11.4% and 21.0%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively, as demonstrated in the table below.

                                                                                           REGULATORY CAPITAL
                                                            ----------------------------------------------------------------------

                                                             Tangible                Core                  Risk-based
                                                              Capital    Percent    Capital     Percent      Capital      Percent
                                                             ---------  ---------  ---------  -----------  -----------  ----------

                                                                                        (Dollars In Thousands)

Capital under generally accepted
 accounting principles.....................................  $  29,843             $  29,843               $  29,843
Goodwill...................................................        (28)                  (28)                    (28)
General valuation allowances...............................         --                    --                     530
                                                             ----------            ----------              -----------
Regulatory capital computed................................     29,815       11.3     29,815        11.3      30,345         20.3
Minimum capital requirement................................      3,959        1.5      7,919         3.0      11,976          8.0
                                                             ----------      ----  ----------      -----   -----------       -----

Regulatory capital--excess.................................  $  25,856        9.8  $  21,896         8.3    $ 18,369         13.3
                                                             ----------      ----  ----------      -----   -----------       -----
                                                             ----------      ----  ----------      -----   -----------       -----




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

         Not applicable.


Item 5.  OTHER INFORMATION

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ENTERPRISE FEDERAL BANCORP, INC.


Date:  August 13, 1997               By:  /s/Otto L. Keeton
                                          ------------------------------------
                                          Otto L. Keeton
                                          President & Chief Executive Officer


Date:  August 13, 1997               By:  /s/Thomas J. Noe
                                          ------------------------------------
                                          Thomas J. Noe
                                          Vice President and Chief Financial
                                            Officer