Form 10-K
period 1997-09-30
ENTERPRISE FEDERAL BANCORP INC
filed 1997-11-14
CIK 922036

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

 /x/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                                     OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                         Commission File No.: 0-24694
                                              -------

                       Enterprise Federal Bancorp, Inc.
                       --------------------------------
           (Exact name of registrant as specified in its charter)

             Ohio                                      31-1396726
             ----                                      ----------
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)              Identification Number)

  7810 Tylersville Square Drive
      West Chester, Ohio                                   45069
  -----------------------------                            -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           /X/

As of October 23, 1997, the aggregate value of the 1,554,098 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 431,730 shares held by all directors and officers of the Registrant as a group, was approximately $41.5 million. This figure is based on the mean of the bid and asked prices of $26.69 per share of the Registrant's Common Stock on October 23, 1997.

Number of shares of Common Stock outstanding as of October 23, 1997: 1,985,828

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of September 30, 1997 are incorporated into Part III, Items 9 through 13 of this Form 10-K.

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

    Enterprise is a community oriented savings bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans secured by one-to-four family residential properties located primarily in Hamilton, Butler and Warren Counties, Ohio. Such loans amounted to $130.0 million or 61.9% of the total loan portfolio at September 30, 1997. To a significantly lesser extent, the Bank also focuses its lending activities on commercial real estate loans, residential construction loans and multi-family real estate loans. The Bank also invests in securities which are issued by United States ("U.S.") government agencies or government sponsored enterprises.

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

MARKET AREA

    Enterprise conducts its business through its main office and four branch offices located in Hamilton, Butler and Warren Counties, Ohio. At September 30, 1997, management believed that most of the Bank's depositors and borrowers were residents of Hamilton, Butler and Warren Counties.

    The Cincinnati metropolitan area is the second largest in Ohio and has a stable and diversified labor force and economic base. While the principal industry historically has been manufacturing, in recent years the service and wholesale/retail trade industries have overtaken manufacturing in terms of employment. Cincinnati is the headquarters for a number of large companies, including Proctor & Gamble, E.W. Scripps, Federated Department Stores and Cincinnati Milacron. In addition to these companies, the largest local employers include the federal government, General Electric Aircraft, The University of Cincinnati and the Kroger Co.

LENDING ACTIVITIES

    LOAN PORTFOLIO COMPOSITION. At September 30, 1997, the Bank's total loan portfolio before net items ("total loan portfolio"), amounted to $210.0 million or 76.4% of the Company's $274.9 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Consistent with such approach, at September 30, 1997, $130.0 million or 61.9% of the Bank's total loan portfolio consisted of one-to-four family residential loans. To a lesser extent, the Bank also originates equity lines, multi-family residential loans, commercial real estate and land loans, construction loans and consumer loans. At September 30, 1997, such loan categories amounted to $19.8 million, $4.7 million, $38.5 million, $16.0 million and $1.0 million, respectively, or 9.4%, 2.2%, 18.3% 7.6% and .5% of the total loan portfolio, respectively. The Bank intends to continue its emphasis on all types mortgage loans. In particular, to the extent permitted by economic and market conditions, the Bank has increased its emphasis on the origination of equity lines, smaller commercial real estate and construction loans.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                            SEPTEMBER 30,
                                ----------------------------------------------------------------------
                                      1997              1996              1995              1994
                                ----------------  ----------------  ----------------  ----------------

                                 AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                                --------  ------  --------  ------  --------  ------  --------  ------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
 Single-family................  $130,022   61.92% $ 96,605   57.89% $ 81,603   69.86% $ 72,139   67.81%
 Equity lines.................    19,781    9.42    12,065    7.23     2,427    2.08     --       --
 Multi-family.................     4,693    2.24     6,525    3.91     5,270    4.51     3,546    3.33
 Commercial...................    38,516   18.34    35,162   21.07    19,125   16.37    21,531   20.24
 Construction.................    15,960    7.60    15,567    9.33     5,579    4.78     8,217    7.72
                                --------  ------  --------  ------  --------  ------  --------  ------
  Total real estate loans.....   208,972   99.52   165,924   99.43   114,004   97.60   105,433   99.10

Consumer loans................     1,009     .48       942     .57     2,803    2.40       954     .90
                                --------  ------  --------  ------  --------  ------  --------  ------
 Total loans..................   209,981  100.00%  166,866  100.00%  116,807  100.00%  106,387  100.00%
                                --------  ------  --------  ------  --------  ------  --------  ------
                                --------  ------  --------  ------  --------  ------  --------  ------

Less:
 Loans in process.............     7,821             9,928             3,403             5,043
 Deferred loan fees...........     1,017               874               675               705
 Allowance for loan losses....       575               410               323               323
 Undisbursed portion of
  equity lines................     9,472             6,604             1,576
 Unearned discounts...........     --                --                --                   28
                                --------            --------          --------          --------
  Loans receivable, net.......  $191,096            $149,050          $110,830          $100,288
                                --------            --------          --------          --------
                                --------            --------          --------          --------


                                ---------------
                                     1993
                                ---------------
                                AMOUNT     %
                                -------  ------

Real estate loans:
 Single-family................  $69,723   74.48%
 Equity lines.................    --       --
 Multi-family.................    1,535    1.64
 Commercial...................   16,603   17.73
 Construction.................    4,857    5.19
                                -------  ------
  Total real estate loans.....   92,718   99.04

Consumer loans................      900     .96
                                -------  ------
 Total loans..................   93,618  100.00%
                                -------  ------
                                -------  ------

Less:
 Loans in process.............    2,612
 Deferred loan fees...........      603
 Allowance for loan losses....      310
 Undisbursed portion of
  equity lines................
 Unearned discounts...........       66
                                -------
  Loans receivable, net.......  $90,027
                                -------
                                -------

    CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Bank's loan portfolio at September 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

                                                              REAL ESTATE LOANS
                                         -----------------------------------------------------------
                                          SINGLE-     EQUITY     MULTI-                                CONSUMER
                                           FAMILY      LINES     FAMILY    COMMERCIAL   CONSTRUCTION    LOANS       TOTAL
                                         ----------  ---------  ---------  -----------  ------------  ----------  ----------
                                                                           (IN THOUSANDS)
Amounts due in:
  One year or less.....................  $    1,813  $  --      $  --       $   3,894    $    5,267   $      122  $   11,096
  After one year through two years.....         480     --            182       1,508        --              174       2,344
  After two years through three
    years..............................         721     --         --           3,536        --              179       4,436
  After three years through five
    years..............................       1,794     --            204         972        --              473       3,443
  After five years through ten years...      12,119     19,781        456       3,738        --               61      36,155
  After ten years through twenty
    years..............................      54,658     --          2,747       9,998         3,529       --          70,932
  Over twenty years....................      58,437     --          1,104      14,870         7,164       --          81,575
                                         ----------  ---------  ---------  -----------  ------------  ----------  ----------
      Total(1).........................  $  130,022  $  19,781  $   4,693   $  38,516    $   15,960   $    1,009  $  209,981
                                         ----------  ---------  ---------  -----------  ------------  ----------  ----------
                                         ----------  ---------  ---------  -----------  ------------  ----------  ----------
Interest rate terms on amounts due
  after one year:
  Fixed................................                                                                           $  104,791
  Adjustable...........................                                                                               94,094
                                                                                                                  ----------
                                                                                                                  $  198,885
                                                                                                                  ----------
                                                                                                                  ----------

------------------------

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

    Historically, the Bank has not been an active purchaser or seller of loans. However, as discussed below, the Bank anticipates that it may begin to sell certain long-term fixed-rate loans in the secondary market to reduce the percentage of such loans in its loan portfolio.

    The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated.

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS)
Real estate loan originations:
  Single-family..................................................................  $  29,818  $  18,636  $  17,720
  Equity lines...................................................................      4,848      4,610        851
  Multi-family...................................................................      1,565      2,969      2,433
  Commercial.....................................................................     12,889     17,803      1,900
  Construction...................................................................     15,960     15,567      5,579
                                                                                   ---------  ---------  ---------
    Total real estate loan originations..........................................     65,080     59,585     28,483

Consumer loan originations.......................................................        505      1,793      2,730
                                                                                   ---------  ---------  ---------
    Total loan originations and purchases........................................     65,585     61,378     31,213
                                                                                   ---------  ---------  ---------
Less:
  Principal loan repayments......................................................     23,362     23,208     20,802
  Transferred to real estate owned...............................................     --             21     --
  Other, net.....................................................................       (177)       (71)      (131)
                                                                                   ---------  ---------  ---------
  Net increase...................................................................  $  42,046  $  38,220  $  10,542
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Although the Bank emphasizes the origination of single-family residential ARMs, originations of such loans has decreased due to the preference of the Bank's customers for fixed-rate residential mortgage loans in the low interest rate environment which has recently prevailed. As a result, in recent years, fixed-rate single-family residential mortgage loans with terms of 15 or 30 years have constituted a significant portion of total loan originations. Originations of fixed-rate single-family residential mortgage loans (including fixed-rate permanent construction loans) amounted to $23.9 million, $14.9 million and $17.5 million during fiscal 1997, 1996, and 1995, respectively. In order to enhance the Bank's ability to manage interest rate risk, the Bank is approved by the Federal Home Loan Mortgage Corporation ("FHLMC") to become a qualified loan seller/servicer for such agency. However, fixed rate loans are typically originated for portfolio, frequently under terms and conditions which generally do not permit the bulk sale of such loans to the FHLMC or the Federal National Mortgage Association ("FNMA"). See "--Single-Family Residential Real Estate Loans."

    Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At September 30, 1997, $130.0 million or 62.0% of the Bank's total loan portfolio consisted of single-family residential real estate loans. The Bank originated $29.8 million, $18.6 million and $17.7 million of single-family residential loans in fiscal 1997, 1996, and 1995, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on single-family residential properties in the future. Of the $130.0 million of such loans at September 30, 1997, $38.0 million or 29.2% had adjustable-rates of interest and $92.0 million or 70.8% had fixed-rates of interest.

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

    The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Notwithstanding the foregoing, the Bank is permitted to originate loans in an amount up to 5% of assets which do not otherwise conform to the above-referenced regulatory requirements. In certain circumstances, the Bank has originated loans in an amount up to 95% of the property's appraised value without requiring the borrower to obtain private mortgage insurance. As of September 30, 1997, the Bank had $1.1 million or .40% of its assets invested in such loans. In addition, the Bank has also allocated $2.0 million for the origination of low-income, single-family housing loans. The Bank intends to originate such loans in amounts up to 95% of the appraised value of the property securing such loans without requiring the borrower to obtain private mortgage insurance and will provide 5% of the amount of the loan to its allowance for loan losses.

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

    EQUITY LINES. Equity lines increased from $12.1 million or 7.2% of the total loan portfolio at September 30, 1996 to $19.8 million or 9.4% of the total loan portfolio at September 30, 1997. Such increase was primarily due to an increase in line of credit loans primarily secured by individual residences. Such loans have interest rates which adjust daily based on the prime rate in The Wall Street Journal. The Bank increased its emphasis on such lending in fiscal 1997 and believes that such lending will increase in the future.

    Multi-Family Residential and Commercial Real Estate Loans. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At September 30, 1997, $4.7 million or 2.2% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $38.5 million or 18.3% of such loan portfolio consisted of loans secured by existing commercial real estate properties.

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

    Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. At September 30, 1997, the Bank did not have any non-performing multi-family or commercial real estate loans.

    CONSTRUCTION LENDING. The Bank presently originates residential construction loans to individuals to construct their own homes through a pre-approved builder and to a much lesser extent, to selected local builders. Although the Bank originates land acquisition and development loans, the Bank does not anticipate that this type of lending will represent a significant portion of its construction loan portfolio in the future. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1997, construction loans amounted to $16.0 million or 7.6% of the Bank's total loan portfolio.

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

    Upon application, credit review and analysis of personal and corporate financial statements, the Bank will grant construction loans to local builders for the purpose of construction of speculative (unsold) residential properties. All such properties are inspected by outside appraisers and the Bank may conduct follow-up inspections. Advances are generally made on a percentage of completion basis. At September 30, 1997, the Bank did not have any of such loans in its construction loan portfolio.

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

    The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and adopting underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships.

    CONSUMER LOANS. To a limited extent, the Bank also offers consumer loans. Such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Bank include automobile, boat, recreational vehicle and deposit account secured loans. Consumer loans amounted to $1.0 million or .5% of the total loan portfolio at September 30, 1997.

    LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

    The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with SFAS No. 91, the Bank amortized $189,000, $170,000 and $142,000 of deferred loan fees into income during fiscal 1997, 1996 and 1995, respectively, in connection with loan refinancings, payoffs and ongoing repayments of outstanding loans.

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

    Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Bank did not have any accruing loans 90 or more days delinquent at September 30, 1997, 1996, or 1995.

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

                                       SEPTEMBER 30, 1997                                      SEPTEMBER 30, 1996
                    ---------------------------------------------------------------- ------------------------------------------
                      30-59 DAYS        60-89 DAYS       90 OR MORE DAYS      35-59 DAYS       60-89 DAYS      90 OR MORE DAYS
                    ----------------  -----------------  ---------------  -----------------  ----------------  ----------------
                             PERCENT           PERCENT           PERCENT           PERCENT           PERCENT           PERCENT
                             OF LOAN           OF LOAN           OF LOAN           OF LOAN           OF LOAN           OF LOAN
                     AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY
                     ------  --------  ------  --------  ------  --------  ------  --------  ------  --------- ------  --------
Real estate
  loans:
Residential:
  Single-family....  $ 155      .12%     $1       --      $193     .15%     $332     .34%      $558     .58%    $203     .21%
  Equity lines.....     --        --      4      .02        --       --       --       --        16     .13       --       --
  Multi-family.....     --        --     --       --        --       --       --       --        --      --       --
  Commercial.......     --        --     --       --        --       --       --       --        --      --       --       --
  Construction.....     --        --     --       --        --       --       --       --        --      --       --
Consumer loans.....     --        --     --       --        --       --       --       --        --      --       --
                     -----              ---               ----              ----              -----             ----
  Total............  $ 155               $5               $193              $ 322              $574             $203
                     -----              ---               ----              ----              -----             ----
                     -----              ---               ----              ----              -----             ----


    The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                                  SEPTEMBER 30,
                                                                             -------------------------------------------------------
                                                                               1997       1996        1995        1994       1993
                                                                             ---------  ---------     -----     ---------  ---------

                                                                                             (DOLLARS IN THOUSANDS)
Non-accruing loans:
Single-family residential..................................................  $ 193     $  203     $    45     $   114    $   174
Equity lines...............................................................     --         --          --          --         --
Multi-family residential...................................................     --         --          --          --         --
Construction...............................................................     --         --          --          --         --
Commercial real estate.....................................................     --         --          --          --         --
Consumer...................................................................     --         --           4          --         --
                                                                            -------    ------     --------     ------     ------
Total non-performing loans.................................................    193        203          49         114        174

Real estate owned..........................................................     --         --          --          83        125
                                                                            -------    ------     --------     ------     ------
Total non-performing assets................................................    193        203          49         197        299

Troubled debt restructurings...............................................     --         --          --         417        420
                                                                            -------    ------     --------     ------     ------
Total...................................................................... $  193      $ 203      $   49      $  614      $ 719
                                                                            -------    ------     --------     ------     ------
                                                                            -------    ------     --------     ------     ------
Total non-performing loans and troubled debt restructurings as a percentage
  of total loans...........................................................    .10%      .14%         .04%       .50%       .63%
                                                                            -------    ------     --------     ------     ------
                                                                            -------    ------     --------     ------     ------
Total non-performing assets and troubled debt restructurings as a
  percentage of total assets...............................................    .07%      .09%         .02%        .37%      .55%
                                                                            -------    ------     --------     ------     ------
                                                                            -------    ------     --------     ------     ------

    Interest income which would have been recognized if the above loans had been performing pursuant to their contractual terms totaled $3,000 for fiscal 1997.

    The $193,000 of non-accruing single-family residential loans at September 30, 1997 consisted of seven loans secured by single-family residential property located in the Bank's market area. The largest of such loans at such date amounted to approximately $45,000 and the average loan balance was $28,000. Two such loans totaling $33,000 were to one borrower.

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

Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At September 30, 1997, the Bank had $33,000 of classified assets, none of which were classified substandard and $33,000 of which were classified special mention.

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

    The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.

                                                                        YEAR ENDING SEPTEMBER 30,
                                                         --------------------------------------------------------
                                                            1997        1996        1995       1994       1993
                                                         ----------  ----------  ----------  ---------  ---------

                                                                          (DOLLARS IN THOUSANDS)
Average loans, net.....................................  $  171,519  $  130,399  $  102,065  $  95,658  $  88,664
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
Allowance for loan losses, beginning of period.........  $      410  $      323  $      323  $     310  $     241
Charged-off loans:
Consumer...............................................      --              (3)     --         --         --
Commercial.............................................      --          --          --             (2)    --
                                                         ----------  ----------  ----------  ---------  ---------
Total charged-off loans................................      --              (3)     --             (2)    --

Recoveries on loans previously charged-off.............      --          --          --         --         --
                                                         ----------  ----------  ----------  ---------  ---------
Net loans charged-off..................................      --              (3)     --             (2)    --
Provision for loan losses..............................         165          90      --             15         69
                                                         ----------  ----------  ----------  ---------  ---------
Allowance for loan losses, end of period...............  $      575  $      410  $      323  $     323  $     310
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------
Net loans charged-off to average loans, net............          --%         --%         --%        --%        --%
Allowance for loan losses to total loans...............         .30%        .28%        .29%       .32%       .33%
Allowance for loan losses to non-performing loans......      297.93%     201.97%     659.18%    283.33%    178.17%
Net loans charged-off to allowance for loan losses.....          --%        .73%         --%       .62%        --%

    The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                                               SEPTEMBER 30,
                               ---------------------------------------------------------------------------------------------------
                                        1997                      1996                     1995                        1994
                               -----------------------  ------------------------  -----------------------  -----------------------
                                         % OF LOANS IN             % OF LOANS IN            % OF LOANS IN            % OF LOANS IN
                                         EACH CATEGORY             EACH CATEGORY            EACH CATEGORY            EACH CATEGORY
                                            TO TOTAL                  TO TOTAL                 TO TOTAL                 TO TOTAL
                                AMOUNT       LOANS       AMOUNT        LOANS       AMOUNT       LOANS       AMOUNT       LOANS
                               --------  -------------  ---------  -------------  --------  -------------  --------  -------------
                                                                 (DOLLARS IN THOUSANDS)
Single-family residential....  $   130       61.92%     $   140       57.89%      $    91       69.86%     $    91      67.80%
Equity lines.................      190        9.42           55        7.23            24        2.08         --        --
Multi-family residential.....       12        2.23           14        3.91             9        4.51            9       3.33
Commercial real estate.......      193       18.34          180       21.07           109       16.37          109      20.24
Construction.................       40        7.60           12        9.33            10        4.78           10       7.72
Consumer.....................       10         .49            9         .57            28        2.40            9        .91
Unallocated..................     --          --           --          --              52        --             95      --
                               -------      ------      -------      ------       -------      ------      -------      ------
Total........................  $   575      100.00%     $   410      100.00%      $   323      100.00%     $   323      100.00%
                               -------      ------      -------      ------       -------      ------      -------      ------
                               -------      ------      -------      ------       -------      ------      -------      ------


                                    SEPTEMBER 30,
                               -----------------------
                                        1993
                               -----------------------
                                         % OF LOANS IN
                                         EACH CATEGORY
                                            TO TOTAL
                                AMOUNT       LOANS
                               --------  -------------
Single-family residential....  $    81        74.48%
Equity lines.................     --           --
Multi-family residential.....        4         1.64
Commercial real estate.......       86        17.73
Construction.................        6         5.19
Consumer.....................        9          .96
Unallocated..................      124         --
                               -------        ------
Total........................  $   310        100.00%
                               -------        ------
                               -------        ------

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

    The Bank's mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. At September 30, 1997, $12.7 million or 20.7% of the Bank's mortgage-backed securities consisted of CMO's. All of the

Bank's CMO's at September 30, 1997 are collateralized by loans which are insured or guaranteed by the FNMA, the FHLMC or the GNMA.

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company adopted SFAS No. 115 in fiscal 1995. At September 30, 1997, the Company had $61.5 million of mortgage-backed securities classified as available for sale. At such time, stockholders' equity included $51,000 of unrealized gains on securities designated as available for sale, net of related tax effects.

    The following table sets forth the purchases and principle repayments of the Bank's mortgage-backed securities for the periods indicated.


                                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------------------------------------------
                                                          1997               1996               1995               1994
                                                       -----------        -----------        -----------        ---------
Mortgage-backed securities purchased.................  $    55,302        $    51,493        $    68,464        $   4,329
Principal repayments.................................       (6,728)            (4,178)            (4,108)          (4,996)
Other, net...........................................      (52,599)(1)        (53,855)(1)        (18,015)(1)         (170)
                                                       -----------        -----------        -----------        ---------
  Net................................................  $    (4,025)       $    (6,540)       $    46,341        $    (837)
                                                       -----------        -----------        -----------        ---------
                                                       -----------        -----------        -----------        ---------


------------------------

(1) Includes $52,714, $54,552 and $18,776 in net proceeds from the sale of mortgage-backed securities for 1997, 1996 and 1995, respectively.

    Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

    The following table sets forth certain information relating to the Bank's mortgage-backed securities portfolio at the dates indicated.


                                                      SEPTEMBER 30,
                          ----------------------------------------------------------------------
                                   1997                    1996                    1995
                          ----------------------  ----------------------  ----------------------
                           AMORTIZED    MARKET     AMORTIZED    MARKET     AMORTIZED    MARKET
                             COST        VALUE       COST        VALUE       COST        VALUE
                          -----------  ---------  -----------  ---------  -----------  ---------
                                                  (DOLLARS IN THOUSANDS)
FNMA securities.........   $  33,906   $  33,832   $  23,497   $  23,364   $  30,299   $  30,510
CMO securities..........      12,530      12,704      36,988      37,602      35,931      36,298
FHLMC securities........      14,943      14,921       3,559       3,398       4,084       4,084
SBA securities..........      --          --           1,082       1,118       1,120       1,130
                          -----------  ---------  -----------  ---------  -----------  ---------
  Total.................   $  61,379   $  61,457   $  65,126   $  65,482   $  71,434   $  72,022
                          -----------  ---------  -----------  ---------  -----------  ---------
                          -----------  ---------  -----------  ---------  -----------  ---------


    At September 30, 1997, the $61.4 million mortgage-backed securities portfolio had a weighted average yield of 6.30%. Of such amount, $358,000 with a weighted average yield of 6.82% had contractual maturities within ten years and $61.0 million with a weighted average yield of 6.30% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

    The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified equity investments.

    The following table sets forth certain information relating to the Bank's investment securities portfolio at the dates indicated.

                                                                  SEPTEMBER 30,
                                             1997                      1996                      1995
                                   ------------------------  ------------------------  ---------------------
                                    CARRYING      MARKET      CARRYING      MARKET      CARRYING      MARKET
                                      VALUE        VALUE        VALUE        VALUE        VALUE        VALUE
                                   -----------  -----------  -----------  -----------  -----------  ---------
                                                              (DOLLARS IN THOUSANDS)
Marketable equity securities.....   $     698    $     698    $  --        $  --        $  --         $ --


    At September 30, 1997, the Bank's investment securities consisted entirely of the common stock of another local financial institution. The market value of such common stock approximated the Bank's cost at September 30, 1997.

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

    The Bank considers its primary market area to be Hamilton, Warren and Butler Counties, Ohio. The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Bank maintains automated teller machines at its Lebanon, Pisgah and Wyoming offices. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts were held by non-residents of Ohio at September 30, 1997.

    The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Bank, in fiscal 1994 and 1993 experienced disintermediation of deposits into competing investment products. Beginning in the second half of fiscal 1995, the Bank began to experience an inflow of deposits as a result of the Bank's pricing strategies, increased marketing efforts and new deposit products. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to promote longer term deposits to the extent possible, consistent with its asset and liability management goals. The following table shows the increase in net deposits and interest credited on deposits.

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                        1997       1996      1995(1)
                                                                                      ---------  ---------  ---------
                                                                                          (DOLLARS IN THOUSANDS)
Increase before interest credited...................................................  $   1,727  $   7,721  $     614
Interest credited...................................................................      5,123      4,039      4,827
                                                                                      ---------  ---------  ---------
Net deposit increase................................................................  $   6,850  $  11,760  $   5,441
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

------------------------

(1) In order to present comparability from year to year, funds received in connection with the Bank's conversion have not been included.

    The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1997 by time remaining to maturity.

                                                                                                       AMOUNTS IN
                                                                                                        THOUSANDS
                                                                                                       -----------
Three months or less.................................................................................   $   1,876
Over three months through six months.................................................................       4,238
Over six months through 12 months....................................................................       1,487
Over 12 months.......................................................................................       6,513
                                                                                                       -----------
 Total...............................................................................................   $  14,114
                                                                                                       -----------
                                                                                                       -----------

    The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                                                      SEPTEMBER 30,
                                                           -------------------------------------------------------------------
                                                                   1997                   1996                  1995(1)
                                                           ---------------------  ---------------------  ---------------------
                                                             AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                                           ----------  ---------  ----------  ---------  ----------  ---------

                                                                                 (DOLLARS IN THOUSANDS)
Passbook and statement savings accounts..................  $   15,949      10.90% $   17,192      12.33% $   17,987      14.09%
Money market accounts....................................      21,694      14.83      18,446      13.23      12,351       9.67
Certificates of deposit..................................      99,446      67.98      95,431      68.43      89,603      70.17
NOW accounts.............................................       8,308       5.68       6,538       4.69       6,524       5.11
Noninterest-bearing deposits.............................         900       0.61       1,840       1.32       1,222       0.96
                                                           ----------  ---------  ----------  ---------  ----------  ---------
Total deposits at end of period..........................  $  146,297     100.00% $  139,447     100.00% $  127,687     100.00%
                                                           ----------  ---------  ----------  ---------  ----------  ---------
                                                           ----------  ---------  ----------  ---------  ----------  ---------

------------------------

(1) In order to present comparability from year to year, funds received in connection with the Bank's conversion have not been included.

    The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1997 and 1996, and the amounts at September 30, 1997 which mature during the periods indicated.


                                         SEPTEMBER 30,
                                      --------------------
                CERTIFICATES OF
                    DEPOSIT             1997       1996      ONE YEAR     TWO YEARS   THREE YEARS   THEREAFTER
            ------------------------  ---------  ---------  -----------  -----------  -----------  -----------
                4.0% or less........  $      88  $     166   $      57    $      10    $      16    $       5
                4.01% to 6.0%.......     61,721     71,960      45,729       12,458           --        3,534
                6.01% to 8.0%.......     37,637     23,305       6,977        4,280       19,834        6,546
                                      ---------  ---------  -----------  -----------  -----------  -----------
Total certificate accounts..........  $  99,446  $  95,431   $  52,763    $  16,748    $  19,850    $  10,085
                                      ---------  ---------  -----------  -----------  -----------  -----------
                                      ---------  ---------  -----------  -----------  -----------  -----------

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                         YEAR ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                        1997                       1996                       1995(1)
                                              -------------------------  -------------------------   -------------------------
                                               AVERAGE       AVERAGE      AVERAGE       AVERAGE      AVERAGE        AVERAGE
                                               BALANCE      RATE PAID     BALANCE      RATE PAID     BALANCE       RATE PAID
                                              ----------  -------------  ----------  -------------  ----------  --------------
Passbook accounts............................ $   16,570         3.00%   $   17,590         3.00%   $   17,786         3.00%
Money market accounts........................     20,079         4.35        15,399         4.06        12,506         3.18
Certificates of deposit......................     97,439         5.95        95,839         5.82        82,324         5.78
NOW accounts.................................      8,223         1.54         6,531         1.73         6,589         1.75
Noninterest-bearing deposits.................      1,370           --         1,531           --         1,255           --
                                              ----------         ----    ----------         ----    ----------         ----
  Total deposits............................. $  143,681         5.08%   $  136,890         5.00%   $  120,460         4.85
                                              ----------         ----    ----------         ----    ----------         ----
                                              ----------         ----    ----------         ----    ----------         ----


------------------------

(1) In order to present comparability from year to year, funds received in connection with the Bank's conversion have not been included.

    Borrowings. While the Bank has not historically utilized borrowings as a source of funds, during fiscal 1994, the Bank began borrowing funds from the FHLB of Cincinnati in order to leverage its capital. At September 30, 1997, the Bank had $95.0 million in FHLB advances, of which $40.0 million were long-term in nature.

    The following table sets forth certain information relating to the Bank's borrowings at the dates indicated.


                                                                                   -------------------------------
                                                                                        AT OR FOR THE YEAR ENDED
                                                                                                SEPTEMBER 30,
                                                                                       1997       1996       1995
                                                                                   -------------------------------
                                                                                         (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding.....................................................  $  77,692  $  40,000  $  11,111
 Maximum amount outstanding at any month-end during the period...................  $  95,000  $  60,000  $  30,000
Weighted average rate:
 During the period...............................................................       5.95%      6.39%      6.67%
 At end of period................................................................       5.98%      5.98%      6.58%

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

EMPLOYEES

    The Bank had 36 full-time employees and four part-time employees at September 30, 1997. None of these employees is represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

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

    FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--The Bank--Qualified Thrift Lender Test."

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

    In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Bank was in compliance with the above restrictions.

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

    The OTS' enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. ** Recent Legislation part--see p. 34 in the 10-k of first financial **

    INSURANCE OF ACCOUNTS. The deposits of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

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

    The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1997.


                                                                                         September 30, 1997
                                                                                 ---------------------------------
                                                                                 Tangible     Core     Risk- based
                                                                                  Capital    Capital     Capital
                                                                                 ---------  ---------  -----------
                                                                                      (Dollars in Thousands)
GAAP equity....................................................................  $  28,761  $  28,761   $  28,761
Unrealized gain on securities..................................................        (51)       (51)        (51)
Goodwill.......................................................................        (20)       (20)        (20)
General valuation allowances...................................................     --         --             575
                                                                                 ---------  ---------  -----------
Total regulatory capital.......................................................     28,690     28,690      29,265
Minimum capital requirements...................................................      4,112      8,224      12,295
                                                                                 ---------  ---------  -----------
Excess regulatory capital......................................................  $  24,578  $  20,466   $  16,970
                                                                                 ---------  ---------  -----------
                                                                                 ---------  ---------  -----------

    LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1997, had a liquidity ratio of 6.4%.

    QUALIFIED THRIFT LENDER TEST. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

    Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

    Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At September 30, 1997, under the expanded QTL test, approximately 87.0% of the Bank's portfolio assets were qualified thrift investments.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1997, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement.

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

    The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1997, The Bank's pre-1988 reserves for tax purposes totaled approximately $2.5 million. The Bank believes it had approximately $12.1 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

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

    The tax returns of the Bank have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

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

ITEM 2. PROPERTIES.

OFFICES AND PROPERTIES

    At September 30, 1997, the Bank conducted its business from its executive offices in West Chester, Ohio and four full service offices, all of which are located in southwestern Ohio.

    The following table sets forth certain information with respect to the Bank's office properties at September 30, 1997.

                                                                                            NET BOOK
                                                                                LEASED/     VALUE OF    AMOUNT OF
DESCRIPTION/ADDRESS                                                              OWNED      PROPERTY    DEPOSITS
-----------------------------------------------------------------------------  ----------  ----------  -----------
                                                                                     (DOLLARS IN THOUSANDS)
Lockland--117 Mill Street....................................................  Owned       $      123  $   50,541
Lebanon--718 E. Main Street..................................................  Owned              443      25,050
Kingsgate--7810-7820 Tylersville Square Drive................................  Owned(1)         2,195      21,166
Pisgah--9235 Cincinnati--Columbus Road.......................................  Owned              323      31,466
Wyoming--401 Wyoming Avenue..................................................  Owned              328      18,074
                                                                                           ----------  -----------
                                                                                           $    3,412  $  146,297
                                                                                           ----------  -----------
                                                                                           ----------  -----------

------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information required herein, to the extent applicable, is incorporated by reference from page 49 of the Corporation's 1997 Annual Report to Stockholders ("1997 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

        The information required herein is incorporated by reference from page three of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 4 to 18 of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required herein is incorporated by reference from pages 20 to 47 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from the definitive proxy statement of the Corporation for the Annual Meeting of Stockholders to be held on January 16, 1998 ("Definitive Proxy Statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

             Independent Auditors' Report
             Consolidated Statements of Financial Condition at
               September 30, 1997 and 1996.
             Consolidated Statements of Earnings for Each of the Three Years
               in the Period Ended September 30, 1997.
             Consolidated Statements of Changes in Stockholders' Equity for

               Each of the Three Years in the Period Ended September 30, 1997.
             Consolidated Statements of Cash Flows for Each of the Three Years
               in the Period ended September 30, 1997.
             Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                               EXHIBIT INDEX

                                                                                         PAGE
                                                                                         -----
 2.1 Plan of Conversion.............................................................      *
 3.1 Amended Articles of Incorporation of Enterprise Federal Bancorp, Inc...........      **
 3.2 Code of Regulations of Enterprise Federal Bancorp, Inc.........................      *
 3.3 Bylaws of Enterprise Federal Bancorp, Inc......................................      *
 4.0 Stock Certificate of Enterprise Federal Bancorp, Inc...........................      ***
10.1 Enterprise Federal Bancorp, Inc. Recognition and Retention Plan................      ***
10.2 Enterprise Federal Bancorp, Inc. 1994 Stock Option Plan........................      ***
10.3 Enterprise Federal Bancorp, Inc. Employee Stock Ownership Plan and Trust.......      *
10.4 Employment Agreement between Enterprise Federal Bancorp, Inc. and Otto L.
       Keeton.......................................................................      ***
10.5 Employment Agreement between Enterprise Federal Bancorp, Inc. and Michael P.
       Meister......................................................................      ***
10.6 Employment Agreement between Enterprise Federal Bancorp, Inc. and Thomas J.
       Noe..........................................................................      ***
10.7 Employment Agreement between Enterprise Federal Bancorp, Inc. and Steven M.
       Pomeroy......................................................................      ***
13.0 1997 Annual Report to Stockholders.............................................      E-1
22.0 Subsidiaries of the Registrant--Reference is made to "Item 1
       Business--Subsidiaries" for the required information

------------------------

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

                                   ENTERPRISE FEDERAL BANCORP, INC.



                                   By: /s/ Otto L. Keeton
                                       -------------------------------------
                                       Otto L. Keeton
                                       Chairman of the Board, President and
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Otto L. Keeton
----------------------------------
Otto L. Keeton                                             October 31, 1997
Chairman of the Board, President
and Chief Executive Officer

/s/ Michael R. Meister
----------------------------------
Michael R. Meister                                         October 31, 1997
Vice President, Chief Operating
Officer and Director

/s/ Thomas J. Noe
----------------------------------
Thomas J. Noe                                              October 31, 1997
Vice President, Treasurer and
Chief Financial Officer

/s/William H. Kreeger
----------------------------------
William H. Kreeger                                         October 31, 1997
Director

/s/ Terrell G. Marty
----------------------------------
Terrell G. Marty                                           October 31, 1997
Director

/s/ Edith P. Mayer
----------------------------------
Edith P. Mayer                                             October 31, 1997
Director

/s/ Steven A. Wilson
----------------------------------
Steven A. Wilson                                           October 31, 1997
Director