Form 10-Q
period 1997-12-31
ENTERPRISE FEDERAL BANCORP INC
filed 1998-02-17
CIK 922036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997

                                     OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          -------------      ----------------

                       Commission File Number 0-24694

                      ENTERPRISE FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                  Ohio                                       31-1396726
----------------------------------------------      -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)


     7810 Tylersville Square Drive
          West Chester, Ohio                                   45069
----------------------------------------------      --------------------------
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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 1998, there were issued and outstanding 1,985,828 shares of the Registrant's Common Stock, par value $.01 per share.

               ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS

Part I.         Financial Information                                                   Page
-------         ---------------------                                                   ----
Item 1.         Consolidated Financial Statements

                Consolidated Statements of Financial Condition                           1
                (as of December 31, 1997 (unaudited) and September 30, 1997)

                Consolidated Statements of Earnings for the three months                 2
                ended December 31, 1997 (unaudited) and 1996 (unaudited)

                Consolidated Statements of Cash Flows for the three months               3
                ended December 31, 1997 (unaudited) and 1996 (unaudited)

                Notes to unaudited Consolidated Financial Statements                     5

Item 2.         Management's Discussion and Analysis of Financial Condition              6
                and Results of Operations


Part II.        Other Information
--------        -----------------

Item 1.         Legal Proceedings                                                        9
Item 2.         Changes in Securities and Use of Proceeds                                9
Item 3.         Defaults Upon Senior Securities                                          9
Item 4.         Submission of Matters to a Vote of Securities Holders                    9
Item 5.         Other Information                                                        9
Item 6.         Exhibits and Reports on Form 8-K                                         9


Signatures                                                                               10

                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data)

                                                                         DECEMBER 31, 1997     SEPTEMBER 30, 1997
                                                                         -----------------     ------------------
                                                                            (Unaudited)
        ASSETS
Cash and due from banks                                                       $    689                $    811
Federal funds sold                                                              15,175                   8,000
Interest-bearing deposits in other financial institutions                        2,896                   2,330
                                                                                 -----                  ------
                     Cash and cash equivalents                                  18,760                  11,141

Investment securities available for sale - at market                             1,016                     698
Mortgage-backed securities available for sale - at market                       74,932                  61,457
Loans receivable - net                                                         195,372                 191,096
Office premises and equipment-at depreciated cost                                3,548                   3,544
Federal Home Loan Bank stock - at cost                                           6,000                   5,500
Accrued interest receivable on loans                                               729                     608
Accrued interest receivable on mortgage-backed securities                          416                     409
Accrued interest receivable on interest-bearing deposits                           102                      96
Goodwill and other intangible assets                                                13                      20
Prepaid expenses and other assets                                                  355                     290
Prepaid federal income taxes                                                        18                      29
                                                                               -------                 -------
                     Total assets                                             $301,261                $274,888
                                                                               =======                 =======


          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                      $147,026                $146,297
Advances from the Federal Home Loan Bank                                       120,000                  95,000
Accrued interest payable                                                           746                     636
Other liabilities                                                                  799                   1,365
Deferred federal income taxes                                                      303                     166
                                                                               -------                 -------
                     Total liabilities                                         268,874                 243,464

Commitments                                                                        ---                     ---

Stockholders' equity
Preferred stock, no par value, 1,000,000 shares
   authorized, none issued and outstanding                                                                  --
Common stock, $.01 par value, 4,000,000 shares authorized,
   2,268,596 issued                                                                 23                      23
Additional paid-in capital                                                      23,432                  23,082
Less 282,768 and 199,268 shares of treasury stock - at cost                     (4,386)                 (4,386)
Less shares acquired by stock benefit plans                                     (1,601)                 (1,927)
Retained earnings - restricted                                                  14,601                  14,581
Unrealized gains on securities designated as available
   for sale, net of related tax effects                                            318                      51
                                                                               -------                 -------
                     Total stockholders' equity                                 32,387                  31,424
                                                                               -------                 -------

                     Total liabilities and stockholders' equity               $301,261                $274,888
                                                                               =======                 =======


The accompanying notes are an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                  (unaudited)

                                                                               Three Months Ended December 31,
                                                                      ----------------------------------------------
                                                                                    1997                       1996
                                                                      -------------------        -------------------
 Interest income:
   Loans                                                                          $4,138                     $3,275
   Mortgage-backed securities                                                      1,080                        998
   Interest-bearing deposits and other                                               227                        189
                                                                      -------------------        -------------------
                         Total interest income                                     5,445                      4,462

 Interest expense:
   Deposits                                                                        1,884                      1,771
   Borrowings                                                                      1,588                        879
                                                                      -------------------        -------------------
                        Total interest expense                                     3,472                      2,650
                                                                      -------------------        -------------------
 Net interest income                                                               1,973                      1,812
 Provision for losses on loans                                                        45                         30
                                                                      -------------------        -------------------
   Net interest income after provision for losses on loans                         1,928                      1,782
                                                                      -------------------        -------------------

 Other operating income:
   Gain on sale of securities                                                         23                        299
   Other operating income                                                             45                         28
                                                                      -------------------        -------------------
                        Total other income                                            68                        327
                                                                      -------------------        -------------------

 Operating expenses:
   Employee compensation and benefits                                                807                        657
   Occupancy and equipment                                                            96                         96
   Federal deposit insurance premiums                                                 23                         71
   Franchise taxes                                                                   106                        113
   Data processing                                                                    34                         22
   Amortization of intangible assets                                                   8                          8
   Other                                                                             135                        104
                                                                      -------------------        -------------------
                         Total operating expenses                                  1,209                      1,071
                                                                      -------------------        -------------------

 Earnings before income taxes                                                        787                      1,038
 Federal income taxes                                                                271                        348
                                                                      -------------------        -------------------
 Net earnings                                                                     $  516                     $  690
                                                                      ===================        ===================

 Earnings per share:
           Basic                                                                    $.27                       $.36
                                                                      ===================        ===================

           Diluted                                                                  $.25                       $.34
                                                                      ===================        ===================

The accompanying narrative is an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                  (unaudited)

                                                                   Three Months Ended December 31,
                                                               --------------------------------------
                                                                         1997                 1996
                                                               -----------------    -----------------
Cash flows from operating activities:
  Net earnings for the period                                        $    516             $    690
  Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
  Amortization of discounts and premiums on loans,
  investments and mortgage-backed securities - net                          2                   12
  Amortization of deferred loan origination fees                          (87)                 (84)
  Depreciation and amortization                                            43                   41
  Provision for losses on loans                                            45                   30
  Federal Home Loan Bank Stock dividends                                 (103)                 (53)
  Gains on sales of securities                                            (23)                (299)
   Amortization of expense related to stock benefit plans                 676                  377
Increase (decrease) in cash due to change in:
  Accrued interest receivable                                            (134)                (213)
  Prepaid expenses and other assets                                       (65)                 (81)
  Accrued interest payable                                                110                   32
  Other liabilities                                                      (566)                (960)
Federal income taxes
  Current                                                                  11                   19
  Deferred                                                                137                  209
                                                               -----------------    -----------------

Net cash provided by operating activities                                 562                 (280)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                      (318)                 ---
  Purchase of mortgage-backed securities                              (15,676)             (26,276)
  Principal repayments of mortgage-backed securities                      916                1,216
  Sale of mortgage-backed securities                                    1,573               20,307
  Purchase of FHLB Stock                                                 (397)                (447)
  Loan principal repayments                                             6,605                4,054
  Loan disbursements                                                  (10,839)             (16,640)
  Purchase of office premises and equipment                               (40)                 ---
                                                               -----------------    -----------------
  Net cash used in investing activities                               (18,176)             (17,786)
                                                               -----------------    -----------------
Net cash used in operating and investing
activities (subtotal carried forward)                                $(17,614)            $(18,066)
                                                               -----------------    -----------------

                        Enterprise Federal Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                  (unaudited)


                                                                            Three Months Ended December 31,
                                                                      -----------------------------------------
                                                                              1997                      1996
                                                                      ---------------           ---------------
 Net cash used in operating and investing
 activities (subtotal carried forward)                                   $ (17,614)                $ (18,066)

 Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                            729                     3,600
    Escrow deposits                                                            ---                       184
    Proceeds from Federal Home Loan Bank advances                           25,000                    20,000
    Repayment of Federal Home Loan Bank advances                               ---                   (10,000)
    Distribution to stockholders                                              (496)                   (2,025)
    Purchase of Treasury shares                                                ---                      (649)
                                                                      ---------------           ---------------
   Net cash provided by financing activities                                25,233                    11,110
                                                                      ---------------           ---------------
   Net increase (decrease) in cash and cash equivalents                      7,619                    (6,956)
   Cash and cash equivalents at beginning of period                         11,141                    12,938
                                                                      ---------------           ---------------
   Cash and equivalents at end of period                                   $18,760                 $   5,982
                                                                      ===============           ===============

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                                  $     260                 $     ---
                                                                      ===============           ===============
   Interest on deposits and borrowings                                   $   3,362                 $   2,618
                                                                      ===============           ===============



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

The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1997, contained in the Corporation's 1997 Annual Report.

Note 2     -      Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

Note 3     -      Earnings Per Share

       Basic earnings per share for the three month periods ended
December 31, 1997 and 1996 were calculated assuming 1,895,000 and 1,943,000 shares were issued and outstanding during the respective periods.

       Diluted earnings per share for the three month periods ended December 31, 1997 and 1996 were calculated assuming 2,045,000 and 2,029,000 shares were issued and outstanding during the respective periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

       The Corporation's assets totaled $301.3 million at December 31, 1997 compared to $274.9 million at September 30, 1997. This $26.4 million or 9.6% increase was primarily due to a $7.6 million or 68.4% increase in cash and cash equivalents, a $4.3 million or 2.2% increase in loans receivable, net and a $13.4 million or 21.9% increase in mortgage-backed securities. Total liabilities amounted to $268.9 million at December 31, 1997 compared to $243.4 million at September 30, 1997. This increase was primarily due to a $25.0 million or 26.3% increase in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati. Total stockholders' equity increased $1.0 million or 3.1% to $32.4 million at December 31, 1997 compared to $31.4 million at September 30, 1997. The funds from the increase in FHLB advances were used to fund loan originations and purchase mortgage-backed securities. The increase in stockholders' equity was primarily due to net earnings of $516,000, stock benefit allocations of $676,000, and increased unrealized gains on available for sale securities of $267,000 which were partially offset by dividend distributions of $496,000.

       YEAR 2000. The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the company has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

RESULTS OF OPERATIONS

       NET EARNINGS. The Corporation's net earnings amounted to $516,000 for the three months ended December 31, 1997 compared to $690,000 for the comparable period in 1996. The $174,000 or 25.2% decrease was due primarily to a $276,000 decrease in profits on sales of securities and a $138,000 increase in operating expenses which were partially offset by a $146,000 increase in net interest income and a $77,000 decrease in federal income taxes.

       NET INTEREST INCOME. Net interest income before provision for loan losses increased $161,000 or 8.9% to $2.0 million for the three months ended December 31, 1997 compared to the same period in 1996. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in the interest-earning assets for the 1997 period compared to the 1996 period. The increase in interest-earning assets was primarily due to
                                      6
the leveraging of the Corporation's capital and the increased origination of loans and purchases of mortgage-backed securities.

       INTEREST INCOME. Interest income amounted to $5.4 million for the three months ended December 31, 1997 compared to $4.5 million for the same period in 1996. The increase of $983,000 or 22.0% was primarily due to an increase of $863,000 in interest income on loans. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand.

       INTEREST EXPENSE. Interest expense increased $822,000 or 31.0% to
$3.5 million for the three months ended December 31, 1997 compared to the same period in 1996 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $113,000 or 6.4% due to an increase in the average balance of deposits while interest expense on borrowed money increased $709,000 or 80.7% due to an increase in the average balance of borrowed money.

       OTHER INCOME. Other income amounted to $68,000 and $327,000 during the three months ended December 31, 1997 and 1996, respectively. The $259,000 decrease from the 1996 period to the 1997 period was primarily due to a $276,000 decrease in gains on sales of securities as a result of decreased sales activity.

       OPERATING EXPENSES. Operating expenses increased $138,000 or 12.9%
to $1.2 million for the three months ended December 31, 1997 compared to $1.1 million for the three months ended December 31, 1996. Such increase was primarily due to a $150,000 or 22.8% increase in employee compensation and benefits associated with increased stock benefit plan costs.

       FEDERAL INCOME TAXES. Federal income taxes amounted to $271,000 and $348,000 for the three months ended December 31, 1997 and 1996, respectively, resulting in effective tax rates of 34.4% and 33.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At December 31, 1997, the Corporation had $120.0 million of FHLB advances outstanding.

       Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the three month periods ended December 31, 1997 and 1996, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At December 31, 1997, the total approved loan commitments outstanding amounted to $1.9 million. At the same time, the Corporation had $10.8 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $6.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totaled $52.7 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

       The Savings Bank is required by the Office of Thrift Supervision
("OTS") to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1% respectively, of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank generally maintains a liquidity ratio of between 5% and 10% of its net withdrawable deposits and borrowings payable in one year or less. The Savings Bank's average monthly liquidity ratio and short-term liquid assets ratio for December 1997 was 8.1%. As of December 31, 1997, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements as demonstrated in the table below.

                                                                              Regulatory Capital
                                         -----------------------------------------------------------------------------------------
                                         Tangible                          Core                         Risk-based
                                          Capital        Percent          Capital        Percent         Capital        Percent
                                         ---------    ------------    --------------   -----------   ---------------  ------------
                                                                            (Dollars in Thousands)
Capital under generally accepted
   accounting principles                  $30,233                         $30,233                        $30,233
Goodwill                                      (13)                            (13)                           (13)
Unrealized gain on securities                (318)                           (318)                          (318)
                                           ------                          ------                         ------
General valuation allowances                  ---                             ---                            620
                                           ------                          ------                         ------
Regulatory capital computed                29,902          10.0            29,902          10.0           30,522            18.1
Minimum capital requirement                 4,500           1.5             9,000           3.0           13,471             8.0
                                           ------          ----            ------          ----           ------            ----

Regulatory capital - excess               $25,402           8.5           $20,902           7.0          $17,051            10.1
                                           ======          ====            ======          ====           ======            ====

                ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                    PART II

Item 1.      Legal Proceedings

             Neither the Corporation nor the Savings Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.      Changes in Securities and Use of Proceeds

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



                                 ENTERPRISE FEDERAL BANCORP, INC.

Date:  February 4, 1998          By:  /s/ Otto L. Keeton
                                      ------------------------------------------
                                      Otto L. Keeton
                                      President & Chief Executive Officer

Date:  February 4, 1998          By:  /s/ Thomas J. Noe
                                      ------------------------------------------
                                      Thomas J. Noe
                                      Vice President and Chief Financial Officer