Form 10-Q
period 1998-03-31
ENTERPRISE FEDERAL BANCORP INC
filed 1998-05-21
CIK 922036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________  to  ____________________


                         Commission File Number 0-24694


                        ENTERPRISE FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                           31-1396726
---------------------------------                       -----------------
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporationor organization)                        Identification
                                                             Number)


     7810 Tylersville Square Drive
         West Chester, Ohio                                   45069
--------------------------------------                     -----------
 (Address or principal executive                            (Zip Code)
 office)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 1998, there were issued and outstanding 2,210,996 shares of the Registrant's Common Stock, par value $.01 per share.

                        Enterprise Federal Bancorp, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                   (unaudited)

                 ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I. Financial Information                                                  Page
-----------------------------                                                  ----
Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition
        (As of March 31, 1998 (unaudited) and September 30, 1997)                1

        Consolidated Statements of Earnings for the three and six
        months ended March 31, 1998 (unaudited) and 1997 (unaudited)             2

        Consolidated Statements of Cash Flows for the six months
        ended March 31, 1998 (unaudited) and 1997 (unaudited)                    3

        Notes to unaudited Consolidated Financial Statements                     4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk              10

Part II. Other Information
--------------------------
Item 1. Legal Proceedings                                                       11
Item 2. Changes in Securities and Use of Proceeds                               11
Item 3. Defaults Upon Senior Securities                                         11
Item 4. Submission of Matters to a Vote of Securities Holders                   11
Item 5. Other Information                                                       11
Item 6. Exhibits and Reports on Form 8-K                                        11

Signatures                                                                      12


                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                           March 31, 1998    September 30, 1997
                                                           --------------    ------------------
                                                             (unaudited)
 ASSETS:
Cash and due from banks                                      $     818         $
                                                                                      811
Federal Funds sold                                               7,000              8,000
Interest-bearing deposits in other financial institutions       12,889              2,330
                                                             ---------         ----------
 Cash and cash equivalents                                      20,707             11,141

Investment securities available for sale - at market             1,086                698
Mortgage-backed securities available for - sale at market       83,543             61,457
Loans receivable - net                                         245,661            191,096
Office premises and equipment-at depreciated cost                4,136              3,544
Federal Home Loan Bank stock - at cost                           7,258              5,500
Accrued interest receivable on loans                             1,003                608
Accrued interest receivable on mortgage-backed securities          336                409
Accrued interest receivable on interest-bearing deposits           121                 96
Goodwill and other intangible assets                               902                 20
Prepaid expenses and other assets                                  532                290
Prepaid federal income tax                                        --                   29
Deferred federal income tax asset                                  340                 --
                                                             ---------         ----------
 Total assets                                                $ 365,625         $  274,888
                                                             ---------         ----------
                                                             ---------         ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 198,867         $  146,297
Advances from Federal Home Loan Bank                           125,740             95,000
Accrued interest payable                                           825                636
Other liabilities                                                3,145              1,365
Accrued federal income taxes                                       379                 --
Deferred federal income taxes                                      262                166
                                                             ---------         ----------
 Total liabilities                                           $ 329,218         $  243,464

Commitments                                                         --                 --

Stockholders' equity
Preferred stock, no par value, 1,000,000 shares
 authorized, none issued and outstanding                            --                 --
Common stock, $.01 par value, 4,000,000 shares authorized,
 2,268,596 issued                                                   23                 23
Additional paid-in capital                                      23,432             23,082
Less 57,600 and 194,268 shares of treasury stock                  (333)            (4,386)
Less shares acquired by employee stock benefit plans            (1,543)            (1,927)
Retained earnings - restricted                                  14,725             14,581
Unrealized gain on securities designated as available
 for sale, net of related tax effects                              103                 51
                                                             ---------         ----------
 Total stockholders' equity                                     36,407             31,424
                                                             ---------         ----------
 Total liabilities and stockholders' equity                  $ 365,625         $  274,888
                                                             ---------         ----------
                                                             ---------         ----------





The accompanying narrative is an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                          Three Months Ended   Six Months Ended
                                                               March 31,           March 31,
                                                          ------------------   ----------------
                                                            1998      1997      1998      1997
Interest income:
 Loans                                                    $ 4,712   $ 3,424   $ 8,850   $ 6,699
 Mortgage-backed securities                                 1,275     1,078     2,355     2,076
 Interest-bearing deposits and other                          371       157       598       346
                                                          -------   -------   -------   -------
  Total interest income                                     6,358     4,659    11,803     9,121

Interest expense:
 Deposits                                                   2,426     1,796     4,310     3,567
 Borrowings                                                 1,886     1,042     3,474     1,921
                                                          -------   -------   -------   -------
  Total interest expense                                    4,312     2,838     7,784     5,488

Net interest income                                         2,046     1,821     4,019     3,633
Provision for losses on loans                                  45        45        90        75
                                                          -------   -------   -------   -------
Net interest income after provision for losses on loans     2,001     1,776     3,929     3,558

Other operating income:
 Gain on sale of securities                                   313       136       336       435
 Other operating income                                        35        30        80        58
                                                          -------   -------   -------   -------
  Total other income                                          348       166       416       493

Operating expenses:
 Employee compensation and benefits                           768       607     1,575     1,264
 Occupancy and equipment                                      128        97       224       193
 Federal deposit insurance premiums                            44         5        67        76
 Franchise taxes                                              117       111       223       224
 Data processing                                               39        49        73        71
 Amortization of intangible assets                             23         8        31        15
 Other                                                        156       137       291       242
                                                          -------   -------   -------   -------
  Total operating expenses                                  1,275     1,014     2,484     2,085

Earnings before income taxes                                1,074       928     1,861     1,966
Federal income taxes                                          397       331       668       679
                                                          -------   -------   -------   -------
Net earnings                                              $   677   $   597   $ 1,193   $ 1,287
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
Earnings per share
 Basic                                                    $   .34   $   .31   $   .62   $   .66
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------
 Diluted                                                  $   .32   $   .30   $   .57   $   .63
                                                          -------   -------   -------   -------
                                                          -------   -------   -------   -------


The accompanying narrative is an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)




                                                            Six Months Ended March 31,
                                                            --------------------------
                                                               1998         1997
                                                               ----         ----
Cash flows from operating activities:
 Net earnings for the period                                $  1,193    $  1,287
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
 Amortization of discounts and premiums on loans,
  investments and mortgage-backed securities - net                10          11
 Amortization of deferred loan origination fees                 (147)        (86)
 Depreciation and amortization                                   129          53
 Provision for losses on loans                                    90          45
 Federal Home Loan Bank Stock dividends                         (226)       (116)
 Gains on sales of securities                                   (336)       (435)
 Amortization of expense related to stock benefit plans          960         507
 Increase (decrease) in cash due to change in:
 Accrued interest receivable                                    (347)       (342)
 Prepaid expenses and other assets                              (242)       (231)
 Accrued interest payable                                        189          86
 Other liabilities                                             1,780        (871)
Federal income taxes
 Current                                                         408          (1)
 Deferred                                                         96         148
                                                             -------      -------
Net cash provided by operating activities                      3,557          55

Cash flows provided by (used in) investing activities:
 Purchase of investment securities                            (1,086)         --
 Purchase of mortgage-backed securities                      (83,556)    (37,393)
 Sale of mortgage-backed securities                           54,078      35,191
 Principal repayments of mortgage-backed securities            3,415       2,466
 Loan principal repayments                                    21,862       8,567
 Loan disbursements                                          (28,726)    (29,407)
 Purchase of office premises and equipment                       (50)        (26)
 Purchase of FHLB Stock                                       (1,032)     (1,384)
 Cash received in acquisition                                  8,598          --
                                                             -------      -------
 Net cash used in investing activities                       (26,497)    (21,986)

Cash flows provided by (used in) financing activities:
 Net increase in deposit accounts                              3,499       3,572
 Borrowed money                                               30,000      20,000
 Escrow deposits                                                  --         (11)
 Distribution to stockholders                                   (993)     (2,025)
 Purchase of Treasury shares                                      --        (874)
                                                             -------      -------
 Net cash provided by (used in) financing activities          32,506      20,662
                                                             -------      -------
 Net increase (decrease) in cash and cash equivalents          9,566      (1,269)
 Cash and cash equivalents at beginning of period             11,141      12,938
                                                             -------      -------
 Cash and equivalents at end of period                      $ 20,707    $ 11,669
                                                             -------      -------
                                                             -------      -------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Federal income taxes                                                   $    700
                                                                        -------
                                                                        -------
 Interest on deposits and borrowings                                    $  5,402
                                                                        -------
                                                                        -------

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

The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1997, contained in the Corporation's 1997 Annual Report.

Note 2 - Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated. The consolidated financial statements at March 31, 1998 and for the three and six months ended March 31, 1998 include the accounts of North Cincinnati Savings Bank ("NCSB"). In February 1998, NCSB was merged with and into the Savings Bank (the "Merger") in a transaction that was accounted for as a purchase for financial reporting purposes. Under this method of accounting, the Corporation recorded the acquisition of NCSB at its cost at the effective time of the acquisition ("Effective Time"), which cost included the cash paid in the Merger, the fair value of the Corporation's common stock issued in the Merger and all direct acquisition costs. The purchase price was allocated to the acquired assets and assumed liabilities of NCSB based upon their estimated fair values at the Effective Time in accordance with generally accepted accounting principles. The purchase price in excess of the fair values of the identifiable net assets acquired has been recorded as an intangible asset

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)


and will be amortized over a period of 15 years for financial accounting purposes.

Note 3 - Earnings Per Share

    Basic earnings per share for the three month periods ended March 31, 1998 and 1997 were calculated assuming 1,984,000 and 1,928,000 shares were issued and outstanding during the respective periods.

    Diluted earnings per share for the three month periods ended March 31, 1998 and 1997 were calculated assuming 2,120,000 and 2,018,000 shares were issued and outstanding during the respective periods.

    Basic earnings per share for the six month periods ended March 31, 1998 and 1997 were calculated assuming 1,939,000 and 1,942,000 shares were issued and outstanding during the respective periods.

    Diluted earnings per share for the six month periods ended March 31, 1998 and 1997 were calculated assuming 2,076,000 and 2,033,000 shares were issued and outstanding during the respective periods.

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

    The Corporation's assets totaled $365.6 million at March 31, 1998 compared to $274.9 million at September 30, 1997. This $90.7 million or 33.0% increase was primarily due to a $54.6 million or 28.6% increase in loans receivable, net, a $22.1 million or 35.9% increase in mortgage-backed securities and a $9.6 million or 85.9% increase in cash equivalents. Total liabilities amounted to $329.2 million at March 31, 1998 compared to $243.4 million at September 30, 1997. This $85.8 million or 35.2% increase was primarily due to a $30.7 million or 32.4% increase in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and a $52.6 million or 35.9% increase in deposits. The increase in total assets and total liabilities primarily reflects the acquisition of NCSB in February 1998, as well as growth in the loan and investment portfolios funded by an increase in deposits and borrowings. Total stockholders' equity increased $5.0 million or 15.9% to $36.4 million at March 31, 1998 compared to $31.4 million at September 30, 1997. The increase in stockholders' equity was primarily due to the payment of $4.1 million of Treasury Stock in the acquisition of NCSB, net earnings of $1.2 million and stock benefit plan allocations of $1.0 million which were partially offset by dividend distributions of $1.0 million.

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

Results of Operations for the Three Months Ended March 31, 1998 and 1997

    Net Income. The Corporation's net income amounted to $677,000 for the three months ended March 31, 1998 compared to $597,000 for the comparable period in 1997. The $80,000 or 13.4% increase was due primarily to an increase in net interest income and increased gains on sales of securities.

    Net Interest Income. Net interest income before provision for loan losses increased $225,000 or 12.4% to $2.0 million for the three months ended March 31, 1998 compared to the same period in 1997. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)


interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in interest-earning assets. The increase in interest-earning assets was primarily due to the acquisition of NCSB and growth in the loan and mortgage-backed securities portfolios.

    Interest Income. Interest income amounted to $6.4 million for the three months ended March 31, 1998 compared to $4.7 million for the same period in 1997. The increase of $1.7 million or 36.4% was primarily due to an increase in interest income on loans of $1.3 million or 37.6% to $4.7 million for the 1998 period compared to the 1997 period. Such increase was primarily due to an increase in the average balance of such assets due to the acquisition of NCSB and increased loan demand.

    Interest Expense. Interest expense increased $1.5 million or 51.9% to $4.3 million for the three months ended March 31, 1998 compared to the same period in 1997 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $630,000 or 35.1% due to an increase in the average balance of deposits primarily due to the acquisition of NCSB. Interest expense on borrowed money increased $844,000 or 81.0% due to an increase in the average balance of such liabilities to fund the origination of loans and the purchase of mortgage-backed securities.

    Other Operating Income. Other operating income amounted to $348,000 and $166,000 during the three months ended March 31, 1998 and 1997, respectively. The $182,000 increase during the 1998 period was primarily due to increased gains on sales of securities.

    Operating Expenses. Operating expenses increased $261,000 or 25.7% to $1.3 million for the three months ended March 31, 1998 compared to $1.0 for the three months ended March 31, 1997. Such increase was primarily due to an $161,000 or 26.5% increase in employee compensation and benefits which were primarily due to personnel retained in the acquisition of NCSB and normal annual salary increases.

    Federal Income Taxes. Federal income taxes amounted to $397,000 and $331,000 for the three months ended March 31, 1998 and 1997, respectively, resulting in effective tax rates of 37.0% and 35.7%, respectively.

Results of Operations for the Six Months Ended March 31, 1998 and 1997

    Net Income. The Corporation's net income amounted to $1.2 million for the six months ended March 31, 1998 compared to $1.3 million for the comparable period

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)

in fiscal 1997. The $94,000 or 7.3% decrease was due primarily to an increase in operating expenses.

    Net Interest Income. Net interest income before provision for loan losses increased $386,000 or 10.6% for the six months ended March 31, 1998 compared to the same period in fiscal 1997. The increase in net interest income was due to an increase in interest-earning assets. The increase in interest-earning assets was primarily due to the acquisition of NCSB and the increased origination of loans.

    Interest Income. Interest income amounted to $11.8 million for the six months ended March 31, 1998 compared to $9.1 million for the same period in fiscal 1997. The increase of $2.7 million or 29.4% was primarily due to an increase in interest income on loans of $2.2 million or 32.1% to $8.9 million for the fiscal 1998 period compared to the fiscal 1997 period. Such increase was primarily due to an increase in the average balance of such assets due to increased loan demand and loans received in the acquisition of NCSB.

    Interest Expense. Interest expense increased $2.3 million or 41.8% to $7.8 million for the six months ended March 31, 1998 compared to the same period in fiscal 1997 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $743,000 or 20.8% due to an increase in the average balance of deposits primarily due to the acquisition of NCSB. Interest expense on borrowed money increased $1.6 million or 80.8% primarily due to an increase in the average balance of such liabilities to fund loan originations and purchases of mortgage-backed securities.

    Other Operating Income. Other operating income amounted to $416,000 and $493,000 during the six months ended March 31, 1998 and 1997, respectively. The $77,000 decrease during the fiscal 1998 period was due to decreased gains on sales of securities.

    Operating Expenses. Operating expenses increased $399,000 or 19.1% to $2.5 million for the six months ended March 31, 1998 compared to $2.1 million for the six months ended March 31, 1997. Such increase was primarily due to increased employee compensation and benefits which were due to increased costs of stock based benefit plans, personnel retained in the acquisition of NCSB and normal annual salary increases.

    Federal Income Taxes. Federal income taxes amounted to $668,000 and $679,000 for the six months ended March 31, 1998 and 1997, respectively, resulting in effective tax rates of 35.9% and 34.5%, respectively.

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)


Liquidity and Capital Resources

    The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At March 31, 1998, the Corporation had $125.7 million of FHLB advances outstanding.

    Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the six month periods ended March 31, 1998 and 1997, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At March 31, 1998, the total approved loan commitments outstanding amounted to $2.9 million. At the same time, the Corporation had $11.4 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $4.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $73.7 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

    The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets (as defined) in amounts equal to 4% of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank's average monthly liquidity ratio for March 1998 was 89%. As of March 31, 1998, the Savings Bank's regulatory

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)


capital substantially exceeded all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.8%, 6.8% and 13.5%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively, as demonstrated in the table below.




                                                            Regulatory Capital
                                    --------------------------------------------------------------------
                                    Tangible                  Core                Risk-based
                                    Capital     Percent      Capital     Percent    Capital      Percent
                                    -------     -------      -------     -------    -------      -------
                                                               (Dollars in Thousands)
Capital under generally accepted
 accounting principles             $ 25,780                 $ 25,780               $  25,780
Goodwill                               (902)                    (902)                   (902)
Unrealized gains                       (103)                    (103)                   (103)
General valuation allowances           --                         --                     716
                                   ---------                ---------              ----------
Regulatory capital computed          24,775       6.8         24,775        6.8       25,491       13.4
Minimum capital requirement           5,455       1.5         14,613        4.0       15,141        8.0
                                   ---------     -----      ---------       ---     ---------      -----
Regulatory capital - excess        $ 19,320       5.3       $ 10,162        2.8     $ 10,350        5.4
                                   ---------     -----      ---------       ---     ---------      -----
                                   ---------     -----      ---------       ---     ---------      -----



Impact of Inflation and Changing Prices

    The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

Quantitative and Qualitative Disclosures About Market Risk

    For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Savings Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders. There has been no material change in the Corporation's asset and liability position or market value of portfolio equity since September 30, 1997.

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


Item 2. Changes in Securities

        Not applicable.


Item 3. Defaults Upon Senior Securities and Use of Proceeds

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


                        ENTERPRISE FEDERAL BANCORP, INC.

Date: May 18, 1998      By: /s/ Otto L. Keeton
                          -------------------------------------------
                          Otto L. Keeton
                          President & Chief Executive Officer

Date: May 18, 1998      By: /s/ Thomas J. Noe
                           ------------------------------------------
                           Thomas J. Noe
                           Vice President and Chief Financial Officer