Form 10-Q
period 1998-06-30
ENTERPRISE FEDERAL BANCORP INC
filed 1998-08-14
CIK 922036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission File Number 0-24694

                        ENTERPRISE FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                            31-1396726
---------------------------------------                -------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  7810 Tylersville Square Drive
       West Chester, Ohio                                        45069
---------------------------------------                -------------------------
(Address or principal executive office)                        (Zip Code)

                                  (513) 755-4600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 1, 1998, there were issued and outstanding 2,210,996 shares of the Registrant's Common Stock, par value $.01 per share.

                 ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.      Financial Information                                                            Page
-------      ---------------------                                                            ----
Item 1.      Consolidated Financial Statements

             Consolidated Statements of Financial Condition                                     1
             (As of June 30, 1998 (unaudited) and September 30, 1997)

             Consolidated Statements of Earnings for the three and nine months                  2
             ended June 30, 1998 (unaudited) and 1997 (unaudited)

             Consolidated Statements of Cash Flows for the nine months                          3
             ended June 30, 1998 (unaudited) and 1997 (unaudited)

             Notes to unaudited Consolidated Financial Statements                               5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                              7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                         11

Part II.     Other Information
--------     -----------------

Item 1.      Legal Proceedings                                                                  12
Item 2.      Changes in Securities and Use of Proceeds                                          12
Item 3.      Defaults Upon Senior Securities                                                    12
Item 4.      Submission of Matters to a Vote of Securities Holders                              12
Item 5.      Other Information                                                                  12
Item 6.      Exhibits and Reports on Form 8-K                                                   13


Signatures                                                                                      14

                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In thousands, except per share data)


                                                                                              June 30, 1998      September 30, 1997
                                                                                          ------------------     -------------------
                                                                                                (unaudited)
     ASSETS:
Cash and due from banks                                                                        $     741                $     811
Federal Funds sold                                                                                   ---                    8,000
Interest-bearing deposits in other financial institutions                                         12,428                    2,330
                                                                                                  ------                    -----
                                       Cash and cash equivalents                                  13,169                   11,141

Investment securities available for sale - at market                                               1,731                      698
Mortgage-backed securities available for - sale at market                                        121,830                   61,457
Loans receivable - net                                                                           254,147                  191,096
Office premises and equipment-at depreciated cost                                                  4,091                    3,544
Federal Home Loan Bank stock - at cost                                                             8,787                    5,500
Accrued interest receivable on loans                                                               1,008                      608
Accrued interest receivable on mortgage-backed securities                                            606                      409
Accrued interest receivable on interest-bearing deposits                                             142                       96
Goodwill and other intangible assets                                                                 773                       20
Prepaid expenses and other assets                                                                    269                      290
Prepaid federal income tax                                                                            --                       29
Deferred federal income tax asset                                                                    340                       --
                                                                                                 -------                  -------
                                       Total assets                                             $406,893                 $274,888
                                                                                                 =======                  =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                        $202,561                 $146,297
Advances from Federal Home Loan Bank                                                             165,000                   95,000
Accrued interest payable                                                                             877                      636
Other liabilities                                                                                  1,534                    1,365
Accrued federal income taxes                                                                          29                       --
Deferred federal income taxes                                                                        262                      166
                                                                                                 -------                  -------
                                       Total liabilities                                        $370,263                 $243,464

Commitments                                                                                          ---                      ---

Stockholders' equity
 Preferred stock, no par value, 1,000,000 shares
   authorized, none issued and outstanding                                                           ---                      ---
 Common stock, $.01 par value, 4,000,000 shares authorized,
   2,268,596 issued                                                                                   23                       23
 Additional paid-in capital                                                                       23,432                   23,082
 Less 57,600 and 194,268 shares of treasury stock                                                   (333)                  (4,386)
 Less shares acquired by employee stock benefit plans                                             (1,484)                  (1,927)
 Retained earnings - restricted                                                                   14,889                   14,581
 Unrealized gain on securities designated as available
   for sale, net of related tax effects                                                              103                       51
                                                                                                 -------                  -------
                                          Total stockholders' equity                              36,630                   31,424
                                                                                                 -------                  -------

                          Total liabilities and stockholders' equity                            $406,893                 $274,888
                                                                                                 =======                  =======


The accompanying narrative is an integral part of these statements.

                 Enterprise Federal Bancorp, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               Three Months                       Nine Months
                                                                              Ended June 30,                     Ended June 30,
                                                                         -------------------------        --------------------------
                                                                               1998          1997                1998          1997
                                                                         -----------  ------------        ------------   -----------
 Interest income:
   Loans                                                                     $5,112        $3,858             $13,962       $10,557
   Mortgage-backed securities                                                 1,538           962               3,893         3,038
   Interest-bearing deposits and other                                          376           196                 974           542
                                                                              -----         -----               -----         -----
                              Total interest income                          $7,026         5,016             $18,829        14,137

 Interest expense:
   Deposits                                                                   2,571         1,827               6,881         5,394
   Borrowings                                                                 2,104         1,282               5,578         3,203
                                                                              -----         -----               -----         -----
                             Total interest expense                           4,675         3,109              12,459         8,597

 Net interest income                                                          2,351         1,907               6,370         5,540
 Provision for losses on loans                                                   45            45                 135           120
                                                                              -----         -----               -----         -----
             Net interest income after provision for losses on loans          2,306         1,862               6,235         5,420

 Other operating income:
   Gain on sale of securities                                                    --           ---                 336           435
   Other operating income                                                        39            24                 120            82
                                                                              -----         -----               -----         -----
                          Total other operating income                           39            24                 456           517
                                                                              -----         -----               -----         -----

 Operating expenses:
   Employee compensation and benefits                                           839           644               2,414         1,908
   Occupancy and equipment                                                      157            89                 381           282
   Federal deposit insurance premiums                                            23            23                  90            99
   Franchise taxes                                                               95           116                 318           340
   Data processing                                                               47            36                 120           107
   Amortization of goodwill                                                      28             7                  59            22
   Other operating expenses                                                      90           115                 381           357
                                                                              -----         -----               -----         -----

                 Total general, administrative and other expense              1,279         1,030               3,763         3,115
                                                                              -----         -----               -----         -----

 Earnings before income taxes                                                 1,066           856               2,928         2,822
 Federal income taxes                                                           350           305               1,018           984
                                                                              -----         -----               -----         -----
 Net earnings                                                                $  716        $  551              $1,910        $1,838
                                                                              =====         =====               =====         =====

 Earnings per share
            Basic                                                              $.33          $.28                $.95          $.94
                                                                                ===           ===                 ===           ===
            Diluted                                                            $.31          $.26                $.89          $.89
                                                                                ===           ===                 ===           ===

The accompanying narrative is an integral part of these statements.

                Enterprise Federal Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                      Nine Months Ended June 30,
                                                                                -----------------------------------

                                                                                       1998               1997
                                                                                ----------------    ---------------
Cash flows from operating activities:
   Net earnings for the period                                                       $1,910             $1,838
   Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
   Amortization of discounts and
   premiums on loans, investments and
   mortgage-backed securities - net                                                      83                 17
   Amortization of deferred loan origination fees                                      (190)              (160)
   Depreciation and amortization                                                        203                 88
   Provision for losses on loans                                                        135                120
   Federal Home Loan Bank Stock dividends                                              (370)              (198)
   Gains on sales of securities                                                        (336)              (435)
   Amortization of expense related to stock benefit plans                             1,245                609
Increase (decrease) in cash due to change in:
   Accrued interest receivable                                                         (643)              (449)
   Prepaid expenses and other assets                                                   (732)              (361)
   Accrued interest payable                                                             241                192
   Other liabilities                                                                    169               (752)
Federal income taxes
   Current                                                                               58               (289)
   Deferred                                                                            (244)               131
                                                                                     -------            ------

Net cash provided by operating activities                                             1,529                351

Cash flows provided by (used in) investing activities:
   Purchase of investment securities                                                 (1,731)               ---
   Purchase of mortgage-backed securities                                          (114,198)           (40,552)
   Sale of mortgage-backed securities                                                54,078             36,027
   Principal repayments of mortgage-backed securities                                13,210              4,120
   Loan principal repayments                                                         29,393             10,271
   Loan disbursements                                                               (57,457)           (45,093)
   Purchase of office premises and equipment                                            (79)               (30)
   Purchase of Federal Home Loan Bank Stock                                          (2,417)            (1,552)
                                                                                   --------           --------

Net cash used in investing activities                                               (79,201)           (36,809)
                                                                                    -------            -------

Net cash used in operating and investing
activities (subtotal carried forward)                                              $(77,672)          $(36,458)
                                                                                    -------           --------

The accompanying narrative is an integral part of these statements.

               Enterprise Federal Bancorp, Inc. and Subsidiary
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except share data)
                                 (Unaudited)

                                                                                      Nine Months Ended June 30,
                                                                                ------------------------------------

                                                                                      1998                 1997
                                                                                ----------------     ---------------
Net cash used in operating and investing
activities (subtotal carried forward)                                              $(77,672)           $(36,458)

Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                                   7,193               6,431
   Advances from FHLB                                                                70,000              25,000
   Advances by borrowers for taxes and insurance                                        ---                (177)
   Distribution to Stockholders                                                      (1,546)             (2,634)
   Disbursement of Treasury share in acquisition                                      4,053                 ---
   Purchase of Treasury shares                                                          ---              (1,032)
                                                                                     ------             -------
   Net cash provided by financing activities                                         79,700              27,588
                                                                                     ------              ------
   Net increase (decrease) in cash and cash equivalents                               2,028              (8,870)
   Cash and cash equivalents at beginning of period                                  11,141              12,938
                                                                                     ------              ------
   Cash and equivalents at end of period                                            $13,169             $ 4,068
                                                                                     ======               =====

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Federal income taxes                                                             $   350             $   985
                                                                                        ===                 ===
   Interest on deposits and borrowings                                              $12,218             $ 8,405
                                                                                     ======              ======


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

The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ending September 30, 1997, contained in the Corporation's 1997 Annual Report.


Note 2    -      Principles of Consolidation
                 ---------------------------

      The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated. The consolidated financial statements at June 30, 1998 and for the three and nine months ended June 30, 1998 include the accounts of North Cincinnati Savings Bank ("NCSB"). In February 1998, NCSB was merged with and into the Savings Bank (the "Merger") in a transaction that was accounted for as a purchase for financial reporting purposes. Under this method of accounting, the Corporation recorded the acquisition of NCSB at its cost at the effective time of the acquisition ("Effective Time"), which cost included the cash paid in the Merger, the fair value of the Corporation's common stock issued in the Merger and all direct acquisition costs. The purchase price was allocated to the acquired assets and assumed liabilities of NCSB based upon their estimated fair values at the Effective Time in accordance with generally accepted accounting principles. The purchase price in excess of the fair values of the identifiable net assets acquired has been recorded as an intangible asset and will be amortized over a period of 15 years for financial accounting purposes.

Note 3    -      Earnings Per Share
                 ------------------

      Basic earnings per share for the three month periods ended June 30, 1998 and 1997 were calculated assuming 2,170,000 and 1,968,000 shares were issued and outstanding during the respective periods.

      Diluted earnings per share for the three month periods ended June 30, 1998 and 1997 were calculated assuming 2,310,000 and 2,119,000 shares were issued and outstanding during the respective periods.

      Basic earnings per share for the nine month periods ended June 30, 1998 and 1997 were calculated assuming 2,011,000 and 1,955,000 shares were issued and outstanding during the respective periods.

      Diluted earnings per share for the nine month periods ended June 30, 1998 and 1997 were calculated assuming 2,146,000 and 2,065,000 shares were issued and outstanding during the respective periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

      The Corporation's assets totaled $406.9 million at June 30, 1998 compared to $274.9 million at September 30, 1997. This $132 million or 48.0% increase was primarily due to a $63.1 million or 33.0% increase in loans receivable, net, and a $60.4 million or 98.2% increase in mortgage-backed securities. Total liabilities amounted to $370.3 million at June 30, 1998 compared to $243.4 million at September 30, 1997. This $126.8 million or 52.1% increase was primarily due to a $70.0 million or 73.7% increase in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and a $56.3 million or 38.5% increase in deposits. The increase in total assets and total liabilities primarily reflects the acquisition of NCSB in February 1998, as well as growth in the loan and investment portfolios funded by an increase in deposits and borrowings. Total stockholders' equity increased $5.2 million or 16.6% to $36.6 million at June 30, 1998 compared to $31.4 million at September 30, 1997. The increase in stockholders' equity was primarily due to the payment of $4.1 million of Treasury Stock in the acquisition of NCSB, net earnings of $1.9 million and stock benefit plan allocations of $.8 million which were partially offset by dividend distributions of $1.6 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

      NET INCOME. The Corporation's net income amounted to $716,000 for the three months ended June 30, 1998 compared to $551,000 for the comparable period in 1997. The $165,000 or 30.0% increase was due primarily to an increase in net interest income, which was partially offset by increased operating expenses.

      NET INTEREST INCOME. Net interest income before provision for loan losses increased $444,000 or 23.3% to $2.3 million for the three months ended June 30, 1998 compared to the same period in 1997. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The increase in net interest income was due to the increase in interest-earning assets. The increase in interest-earning assets was primarily due to the acquisition of NCSB and growth in the loan and mortgage-backed securities portfolios.

      INTEREST INCOME. Interest income amounted to $7.0 million for the three months ended June 30, 1998 compared to $5.0 million for the same period in 1997. The increase of $2.0 million or 40.1% was primarily due to increases in interest income on loans of $1.3 million or 32.5% to $5.1 million and interest income on mortgage-backed securities of $576,000 or 59.9% to $1.5 million for the 1998 period compared to the 1997 period. Such increases were primarily due to an increase in the average balance of such assets due to the acquisition of NCSB, increased loan demand and purchases of mortgage-backed securities.

      INTEREST EXPENSE. Interest expense increased $1.6 million or 50.4% to $4.7 million for the three months ended June 30, 1998 compared to the same period in 1997 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $744,000 or 40.7% due to an increase in the average balance of deposits primarily due to the acquisition of NCSB. Interest expense on borrowed money increased $822,000 or 64.1% due to an increase in the average balance of such liabilities to fund the origination of loans and the purchase of mortgage-backed securities.

      OTHER OPERATING INCOME. Other operating income amounted to $39,000 and $24,000 during the three months ended June 30, 1998 and 1997, respectively

      OPERATING EXPENSES. Operating expenses increased $249,000 or 24.2% to $1.3 million for the three months ended June 30, 1998 compared to $1.0 for the three months ended June 30, 1997. Such increase was primarily due to an increase of $195,000 or 26.5% in employee compensation and benefits which was primarily due to personnel retained in the acquisition of NCSB and normal annual salary increases.

      FEDERAL INCOME TAXES. Federal income taxes amounted to $350,000 and $305,000 for the three months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of 32.8% and 35.6%, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

      NET INCOME. The Corporation's net income amounted to $1.9 million for the nine months ended June 30, 1998 compared to $1.8 million for the comparable period in fiscal 1997. The $72,000 or 3.9% increase was due primarily to an increase in net interest income which was partially offset by an increase in operating expenses.

      NET INTEREST INCOME. Net interest income before provision for loan losses increased $830,000 or 15.0% for the nine months ended June 30, 1998 compared to the same period in fiscal 1997. The increase in net interest income was due to an increase in interest-earning assets. The increase in interest-earning assets was primarily due to the acquisition of NCSB and the increased origination of loans.

      INTEREST INCOME. Interest income amounted to $18.8 million for the nine months ended June 30, 1998 compared to $14.1 million for the same period in fiscal 1997. The increase of $4.7 million or 33.2% was primarily due to an increase in interest income on loans of $3.4 million or 32.3% to $14.0 million and an increase in interest income on mortgage-backed securities of $855,000 or 28.1% to $3.9 million for the fiscal 1998 period compared to the fiscal 1997 period. Such increases were primarily due to an increase in the average balance of such assets due to increased loan demand, loans received in the acquisition of NCSB and purchases of mortgage-backed securities.

      INTEREST EXPENSE. Interest expense increased $3.9 million or 44.9% to $12.5 million for the nine months ended June 30, 1998 compared to the same period in fiscal 1997 as a result of an increase in interest expense on both deposits and borrowed money. Interest expense on deposits increased $1.5 million or 27.6% due to an increase in the average balance of deposits primarily due to the acquisition of NCSB. Interest expense on borrowed money increased $2.4 million or 74.1% primarily due to an increase in the average balance of such liabilities to fund loan originations and purchases of mortgage-backed securities.

      OTHER OPERATING INCOME. Other operating income amounted to $456,000 and $517,000 during the nine months ended June 30, 1998 and 1997, respectively. The $61,000 decrease during the fiscal 1998 period was due to decreased gains on sales of securities.

      OPERATING EXPENSES. Operating expenses increased $648,000 or 20.8% to $3.8 million for the nine months ended June 30, 1998 compared to $3.1 million for the nine months ended June 30, 1997. Such increase was primarily due to increased employee compensation and benefits which were due to increased costs of stock based benefit plans, personnel retained in the acquisition of NCSB and normal annual salary increases.

      FEDERAL INCOME TAXES. Federal income taxes amounted to $1.0 million and $984,000 for the nine months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of 34.8% and 34.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of

Cincinnati and has access to the Federal Reserve Bank discount window. At June 30, 1998, the Corporation had $165 million of FHLB advances outstanding.

      Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the nine month periods ended June 30, 1998 and 1997, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At June 30, 1998, the total approved loan commitments outstanding amounted to $2.8 million. At the same time, the Corporation had $11.5 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $7.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $72.7 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

      The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets (as defined) in amounts equal to 4% of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank's average monthly liquidity ratio for June 1998 was 95%. As of June 30, 1998, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.4%, 6.4% and 12.6%, respectively, compared to regulatory requirements of 1.5%, 4.0% and 8.0%, respectively, as demonstrated in the table below.

                                                                         Regulatory Capital
                                        ---------------------------------------------------------------------------------------
                                          Tangible                       Core                      Risk-based
                                          Capital        Percent        Capital        Percent       Capital         Percent
                                        ------------  -------------   ------------   ------------ --------------  -------------
                                                                         (Dollars in Thousands)
Capital under generally accepted
   accounting principles                  $26,536                        $26,536                      $26,536
Goodwill                                     (772)                          (772)                        (772)
Unrealized gains                             (103)                          (103)                        (103)
General valuation allowances                 ----                           ----                          761
                                       ------------                  -------------                -------------
Regulatory capital computed                25,661            6.4          25,661           6.4         26,422           12.6
Minimum capital requirement                 6,063            1.5          16,168           4.0         16,792            8.0
                                       ------------  -------------   -------------  ------------  -------------  -------------

Regulatory capital - excess               $19,598            4.9          $9,493           2.4         $9,630            4.6
                                       ============  =============   =============  ============  =============  =============

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

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," believe," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Corporation does not intend to update these forward-looking statements.

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


Item 4.          Submission of Matters to a Vote of Security Holders

                 Not required.


Item 5.          Other Information

                         On June 16, 1998, the Savings Bank entered into two
                 branch purchase and assumption agreements with Cornerstone Bank which provide for the purchase by the Savings Bank of certain real estate and deposits associated with three branch offices currently operated by Cornerstone Bank. The transactions, which are subject to regulatory approval, are expected to be completed in the fourth quarter.

                         On July 2, 1998, the Corporation entered into an
                 Agreement and Plan of Reorganization ("Agreement") by and among the Company, the Savings Bank, Security Savings Holding Company, Inc., an Ohio corporation ("Security") and Security Savings Association, an Ohio chartered savings association and wholly-owned subsidiary of Security (the "Association"), which provides for the Corporation's acquisition of all of the issued and outstanding common stock, par value $10.00 per share, of Security (the "Security Common Stock"). Under the terms of the Agreement and in accordance with a Plan of Merger (Exhibit B to the Agreement) by and between EFBI Acquisition Corp., an interim Ohio corporation ("Interim") which is a wholly-owned subsidiary of the Corporation, and Security, Interim shall be merged with and into Security (the "Merger") and Security shall be the surviving corporation. Simultaneously with or as soon as practicable after the Merger, Security, as the surviving corporation of the Merger, shall be liquidated into the Corporation in accordance with an Agreement and Plan of Merger and Liquidation (Exhibit C to the Agreement). Upon consummation of the Merger, it is contemplated that the Association will be merged with and into the Savings Bank with the Savings Bank as the surviving entity.

                         Pursuant to the Agreement, upon the effective date
                 of the Merger, each share of Security Common Stock (other than those as to which Security stockholders properly perfect their dissenters' rights under Ohio law and shares held by Security, the Corporation or the Savings Bank other than in a fiduciary capacity) will be converted into the right to receive from the Corporation $834.77 in cash. Consummation of the Merger is subject to the prior receipt of all necessary regulatory or governmental approvals and consents, the necessary approval of stockholders of Security at a special meeting to be called, and certain closing conditions.


Item 6.          Exhibits and Reports on Form 8-K

                 None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENTERPRISE FEDERAL BANCORP, INC.

Date:  July 30, 1998              By: /s/ Otto L. Keeton
                                      ------------------
                                      Otto L. Keeton
                                      President & Chief Executive Officer

Date:  July 30, 1998              By: /s/ Thomas J. Noe
                                      -----------------
                                      Thomas J. Noe
                                      Vice President and Chief Financial Officer