Form 10-K
period 1998-09-30
ENTERPRISE FEDERAL BANCORP INC
filed 1999-01-13
CIK 922036

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

     /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-24694
                                              ---------

                        ENTERPRISE FEDERAL BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                             31-1396726
 -------------------------------                        ----------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

 7810 TYLERSVILLE SQUARE DRIVE
      WEST CHESTER, OHIO                                          45069
 -----------------------------                                 ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           /   /

As of December 31, 1998, the aggregate value of the 1,717,201 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 493,795 shares held by all directors and officers of the Registrant as a group, was approximately $82.4 million. This figure is based on the mean of the bid and asked prices of $48.0 per share of the Registrant's Common Stock on December 31, 1998.

Number of shares of Common Stock outstanding as of December 31, 1998: 2,210,996

PART I

ITEM 1.  BUSINESS

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

         The Company completed two acquisitions and one multi branch purchase in calendar year 1998. On February 25, 1998, the Company consummated its acquisition of North Cincinnati Savings Bank, a state-chartered savings bank. On October 26, 1998, the Bank completed its acquisition of three branch offices of Cornerstone Bank, a subsidiary of Western Ohio Financial Corp. On November 20, 1998, the Company completed its acquisition of Security Savings Holding Company, Inc., a unitary thrift holding company.

         On September 25, 1998, the Company entered into an Affiliation Agreement with Fifth Third Bancorp, an Ohio chartered bank holding company ("Fifth Third"), which sets forth the terms and conditions under which the Company will merge with and into Fifth Third (the "Merger"). The Affiliation Agreement provides that each issued and outstanding share of common stock of the Company shall, by virtue of the Merger, be converted into and represent the right to receive .68516 shares of common stock of Fifth Third.

         ENTERPRISE FEDERAL SAVINGS BANK

         The Bank is a federally-chartered stock savings bank conducting business from its executive offices located in West Chester, Ohio and six full service offices located in Hamilton, Butler and Warren Counties, Ohio. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

         Enterprise is a community oriented savings bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans secured by one-to-four family residential properties located primarily in Hamilton, Butler and Warren Counties, Ohio. Such loans amounted to $177.6 million or 64.5% of the total loan portfolio at September 30, 1998. To a significantly lesser extent, the Bank also focuses its lending activities on commercial real estate loans, residential construction loans and multi-family real estate loans. The Bank also invests in securities which are issued by United States ("U.S.") government agencies or government sponsored enterprises.

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

MARKET AREA

         Enterprise conducts its business through its main office and seven branch offices located in Hamilton, Butler and Warren Counties, Ohio. At September 30, 1998, management believed that most of the Bank's depositors and borrowers were residents of Hamilton, Butler and Warren Counties.

         The Cincinnati metropolitan area is the second largest in Ohio and has a stable and diversified labor force and economic base. While the principal industry historically has been manufacturing, in recent years the service and wholesale/retail trade industries have overtaken manufacturing in terms of employment. Cincinnati is the headquarters for a number of large companies, including Proctor & Gamble, E.W. Scripps, Federated Department Stores and Milacron. In addition to these companies, the largest local employers include the federal government, General Electric Aircraft, The University of Cincinnati and the Kroger Co.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. At September 30, 1998, the Bank's total loan portfolio before net items ("total loan portfolio"), amounted to $275.3 million or 69.4% of the Company's $396.5 million of total assets at such time. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Consistent with such approach, at September 30, 1998, $177.6 million or 64.5% of the Bank's total loan portfolio consisted of one-to-four family residential loans. To a lesser extent, the Bank also originates equity lines, multi-family residential loans, commercial real estate and land loans, construction loans and consumer loans. At September 30, 1998, such loan categories amounted to $23.9 million, $10.2 million, $35.6 million, $24.4 million and $3.7 million, respectively, or 8.7%, 3.7%, 12.9% , 8.9% and 1.3% of the total loan portfolio, respectively. The Bank intends to continue its emphasis on all types mortgage loans. In particular, to the extent permitted by economic and market conditions, the Bank has increased its emphasis on the origination of equity lines, smaller commercial real estate and construction loans.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.



                                                                     September 30,
                           ---------------------------------------------------------------------------------------------------
                                  1998                1997                1996                1995                  1994
                           -----------------     -----------------  -----------------   -----------------    -----------------
                             Amount     %        Amount      %        Amount     %       Amount       %        Amount      %
                           --------  -------     -------- -------   --------  -------   --------  -------    --------  -------
                                                                                       (Dollars in Thousands)
Real estate loans:
 Single-family             $177,626   64.52%    $130,022   61.92%   $ 96,605   57.89%   $ 81,603    69.86%   $ 72,139     67.81%
 Equity lines                23,936    8.69       19,781    9.42      12,065    7.23       2,427     2.08          --        --
 Multi-family                10,162    3.69        4,693    2.24       6,525    3.91       5,270     4.51       3,546      3.33
 Commercial                  35,577   12.92       38,516   18.34      35,162   21.07      19,125    16.37      21,531     20.24
 Construction                24,362    8.85       15,960    7.60      15,567    9.33       5,579     4.78       8,217      7.72
                           --------  -------     -------- -------   --------  -------   --------   -------   --------    -------
  Total real estate loans   271,663   98.67      208,972   99.52     165,924   99.43     114,004    97.60     105,433     99.10

Consumer loans                3,655    1.33        1,009     .48         942     .57       2,803     2.40         954       .90
                           --------  -------     -------- -------   --------  -------   --------   -------   --------    -------
  Total loans               275,318  100.00%     209,981  100.00%    166,866  100.00%    116,807   100.00%    106,387    100.00%
                           --------  -------     -------- -------   --------  -------   --------   -------   --------    -------
                                     -------              -------             -------              -------               -------
Less:
 Loans in process            10,328                7,821               9,928               3,403                5,043
 Deferred loan fees           1,127                1,017                 874                 675                  705
 Allowance for loan losses      806                  575                 410                 323                  323
 Undisbursed portion of
  equity lines               12,135                9,472               6,604               1,576                   --
 Unearned discounts              --                   --                  --                  --                   28
                           --------             --------            --------            --------             --------
   Loans receivable, net   $250,922             $191,096            $149,050            $110,830             $100,288
                           --------             --------            --------            --------             --------
                           --------             --------            --------            --------             --------


         CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Bank's loan portfolio at September 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.



                                                                 Real Estate Loans
                                            --------------------------------------------------------

                                            Single-    Equity     Multi-                              Consumer
                                            family     lines      family    Commercial  Construction   Loans       Total
                                            --------   -------   --------   ----------  ------------  --------    --------
                                                                          (In Thousands)
Amounts due in:
 One year or less                           $  9,339   $    --   $   170    $  5,500      $ 9,091      $   300    $ 24,400
 After one year through two years              7,754        --        --       1,117           --          336       9,207
 After two years through three years           6,075        --       192       3,530           --          373      10,170
 After three years through five years         16,229        --       401       1,238           --        2,646      20,514
 After five years through ten years           33,969    23,936       654       3,690           --           --      62,249
 After ten years through twenty years         41,615        --     1,125       5,820        4,568           --      53,128
 Over twenty years                            62,645        --     7,620      14,682       10,703           --      95,650
                                            --------   -------   --------   ----------  ------------  --------    --------

  Total(1)                                  $177,626   $23,936   $10,162     $35,577      $24,362      $ 3,655    $275,318
                                            --------   -------   --------   ----------  ------------  --------    --------
                                            --------   -------   --------   ----------  ------------  --------    --------

Interest rate terms on amounts
 due after one year:
  Fixed                                                                                                           $154,402
  Adjustable                                                                                                        96,516
                                                                                                                  --------
                                                                                                                  $250,918
                                                                                                                  --------
                                                                                                                  --------


----------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, unearned discounts and deferred loan origination fees.

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

         The following table shows origination activity of the Bank with respect to its loans during the periods indicated.



                                            Year Ended September 30,
                                      ----------------------------------
                                        1998           1997      1996
                                      ---------      --------  --------
                                                 (In Thousands)
Real estate loan originations:
  Single-family                       $ 97,856       $29,818   $18,636
  Equity lines                          14,046         4,848     4,610
  Multi-family                           6,508         1,565     2,969
  Commercial                            12,939        12,889    17,803
  Construction                          24,362        15,960    15,567
                                      ---------      --------  -------
      Total real estate loan
        originations                   155,711        65,080    59,585

Consumer loan originations               3,150           505     1,793
                                      ---------      --------  --------
      Total loan originations          158,861        65,585    61,378
                                      ---------      --------  --------

Less:
  Principal loan repayments            139,368        22,494    23,208
  Transferred to real estate owned          --            --        21
  Other, net                           (40,333)(1)     1,045       (71)
                                      ---------      --------  --------
  Net increase                        $ 59,826       $42,046   $38,220
                                      ---------      --------  --------
                                      ---------      --------  --------


----------
(1) Primarily represents loans acquired in the acquisition of North Cincinnati Savings Bank.

         Although the Bank emphasizes the origination of single-family residential ARMs, originations of such loans has decreased due to the preference of the Bank's customers for fixed-rate residential mortgage loans in the low interest rate environment which has recently prevailed. As a result, in recent years, fixed-rate single-family residential mortgage loans with terms of 15 or 30 years have constituted a significant majority of total single-family loan originations. Originations of fixed-rate single-family residential mortgage loans (including fixed-rate permanent construction loans) amounted to $88.1 million, $23.9 million and $14.9 million during fiscal 1998, 1997, and 1996, respectively. In order to enhance the Bank's ability to manage interest rate risk, the Bank is approved by the Federal Home Loan Mortgage Corporation ("FHLMC") to become a qualified loan seller/servicer for such agency. However, fixed rate loans are typically originated for portfolio, frequently under terms and conditions which generally do not permit the bulk sale of such loans to the FHLMC or the Federal National Mortgage Association ("FNMA"). See "-- Single-Family Residential Real Estate Loans."

         SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At September 30, 1998, $177.6 million or 64.5% of the Bank's total loan portfolio consisted of single-family residential real estate loans. The Bank originated $97.9 million, $29.8 million and $18.6 million of single-family residential loans in fiscal 1998, 1997, and 1996, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on single-family residential properties in the future. Of the $177.6 million of such loans at September 30, 1998, $31.0 million or 17.5% had adjustable-rates of interest and $146.6 million or 82.5% had fixed-rates of interest.

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

         The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Notwithstanding the foregoing, the Bank is permitted to originate loans in an amount up to 5% of assets which do not otherwise conform to the above-referenced regulatory requirements. In certain circumstances, the Bank has originated loans in an amount up to 95% of the property's appraised value without requiring the borrower to obtain private mortgage insurance. As of September 30, 1998, the Bank had $1.5 million or .4% of its assets invested in such loans. In addition, the Bank has also allocated $2.0 million for the origination of low-income, single-family housing loans. The Bank intends to originate such loans in amounts up to 95% of the appraised value of the property securing such loans without requiring the borrower to obtain private mortgage insurance and will provide 5% of the amount of the loan to its allowance for loan losses.

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

         EQUITY LINES. Equity lines increased from $19.8 million or 9.4% of the total loan portfolio at September 30, 1997 to $23.9 million or 8.7% of the total loan portfolio at September 30, 1998. Such increase was primarily due to an increase in line of credit loans primarily secured by individual residences. Such loans have interest rates which adjust daily based on the prime rate in THE WALL STREET JOURNAL. The Bank increased its emphasis on such lending in fiscal 1998 and believes that such lending will increase in the future.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Bank originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At September 30, 1998, $10.2 million or 3.7% of the Bank's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $35.6 million or 12.9% of such loan portfolio consisted of loans secured by existing commercial real estate properties.

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

         Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. At September 30, 1998, the Bank did not have any non-performing multi-family or commercial real estate loans.

         CONSTRUCTION LENDING. The Bank presently originates residential construction loans to individuals to construct their own homes through a pre-approved builder and to a much lesser extent, to selected local builders. Although the Bank originates land acquisition and development loans, the Bank does not anticipate that this type of lending will represent a significant portion of its construction loan portfolio in the future. The Bank's construction lending activities are limited to the Bank's primary market area. At September 30, 1998, construction loans amounted to $24.4 million or 8.9% of the Bank's total loan portfolio.

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

         Upon application, credit review and analysis of personal and corporate financial statements, the Bank will grant construction loans to local builders for the purpose of construction of speculative (unsold) residential properties. All such properties are inspected by outside appraisers and the Bank may conduct follow-up inspections. Advances are generally made on a percentage of completion basis. At September 30, 1998, the Bank did not have any of such loans in its construction loan portfolio.

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

         CONSUMER LOANS. To a limited extent, the Bank also offers consumer loans. Such loans generally have shorter terms and higher interest rates than mortgage loans. The consumer loans offered by the Bank include automobile, boat, recreational vehicle and deposit account secured loans. Consumer loans amounted to $3.7 million or 1.3% of the total loan portfolio at September 30, 1998.

         LOAN FEE INCOME. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with SFAS No. 91, the Bank amortized $287,000, $189,000 and $170,000 of deferred loan fees into income during fiscal 1998, 1997 and 1996, respectively, in connection with loan refinancings, payoffs and ongoing repayments of outstanding loans.

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

         Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. The Bank did not have any accruing loans 90 or more days delinquent at September 30, 1998, 1997, or 1996.

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


                                          September 30, 1998                                  September 30, 1997
                    -------------------------------------------------------  -------------------------------------------------------
                        30-59 Days        60-89 Days       90 or more Days      30-59 Days          60-89 Days      90 or more Days
                    -----------------  -----------------   ----------------  -----------------  -----------------  -----------------
                           Percent of         Percent of         Percent of         Percent of         Percent of         Percent of
                                 Loan               Loan               Loan               Loan               Loan               Loan
                    Amount   Category  Amount   Category  Amount   Category  Amount   Category  Amount   Category  Amount   Category
                    ------ ----------  ------ ----------  ------ ----------  ------ ----------  ------ ----------  ------ ----------
                                                                (Dollars in Thousands)
Real estate loans:
 Residential:
  Single-family      $32      .02%       --       --       $38      .02%     $155      .12%     $ 1        --%     $193       .15%
  Equity lines        --       --        --       --        --       --        --       --        4       .02        --        --
  Multi-family        --       --        --       --        --       --        --       --       --        --        --        --
  Commercial          --       --        --       --        --       --        --       --       --        --        --        --
  Construction        --       --        --       --        --       --        --       --       --        --        --        --
Consumer loans        --       --        --       --        --       --        --       --       --        --        --        --
                     ---      ----       ---     ---       ---      ----     ----      ----     ---       ----     ----       ----
    Total            $32                 --                $38               $155                $5                $193
                     ---                 ---               ---               ----               ---                ----
                     ---                 ---               ---               ----               ---                ----


         The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.


                                              September 30,
                                  ----------------------------------
                                  1998   1997    1996    1995   1994
                                  ----   ----    ----    ----   ----
                                          (Dollars in Thousands)
Non-accruing loans:
 Single-family residential        $ 38   $193    $203    $ 45   $114
 Equity lines                       --     --      --      --     --
 Multi-family residential           --     --      --      --     --
 Construction                       --     --      --      --     --
 Commercial real estate             --     --      --      --     --
 Consumer                           --     --      --       4     --
                                  ----   ----    ----    ----   ----
  Total non-performing loans        38    193     203      49    114

Real estate owned                   --     --      --      --     83
                                  ----   ----    ----    ----   ----
  Total non-performing assets       38    193     203      49    197

Troubled debt restructurings        --     --      --      --    417
                                  ----   ----    ----    ----   ----
  Total                           $ 38   $193    $203    $ 49   $614
                                  ----   ----    ----    ----   ----
                                  ----   ----    ----    ----   ----

Total non-performing loans
 and troubled debt
 restructurings as a percentage
 of total loans                    .01%   .09%    .12%    .04%   .50%
                                  ----   ----    ----    ----   ----
                                  ----   ----    ----    ----   ----

Total non-performing assets
 and troubled debt
 restructurings as a percentage
 of total assets                   .01%   .07%    .09%    .02%   .37%
                                  ----   ----    ----    ----   ----
                                  ----   ----    ----    ----   ----



         Interest income which would have been recognized if the above loans had been performing pursuant to their contractual terms totaled $3,000 for fiscal 1998.

         The $38,000 of non-accruing single-family residential loans at September 30, 1998 consisted of one loan secured by single-family residential property located in the Bank's market area.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At September 30, 1998, the Bank had $38,000 of classified assets, all of which were classified special mention

         ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's periodic evaluation is based upon examination of the portfolio, past loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The allowance is increased by a provision for loan losses which is charged against income.

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

         The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.



                                                         Year Ending September 30,
                                     -----------------------------------------------------------

                                        1998          1997        1996         1995        1994
                                     ---------      --------    --------     --------    -------
                                                        (Dollars in Thousands)
Average loans, net                   $ 221,009      $171,519    $130,399     $102,065    $95,658
                                     ---------      --------    --------     --------    -------
                                     ---------      --------    --------     --------    -------
Allowance for loan losses,
 beginning of period                 $     575      $    410    $    323     $    323    $   310
Charged-off loans:
 Consumer                                   --            --          (3)          --         --
 Commercial                                 --            --          --           --         (2)
                                     ---------      --------    --------     --------    -------
  Total charged-off loans                   --            --          (3)          --         (2)

Recoveries on loans previously
 charged-off                                --            --          --           --         --
                                     ---------      --------    --------     --------    -------

Net loans charged-off                       --            --          (3)          --         (2)
Provision for loan losses                  180           165          90           --         15
Increase due to Acquisition                 51(1)         --          --           --         --
                                     ---------      --------    --------     --------    -------
Allowance for loan losses,
 end of period                       $     806      $    575    $    410     $    323    $   323
                                     ---------      --------    --------     --------    -------

Net loans charged-off to average
 loans, net                                 --%           --%         --%          --%        --%

Allowance for loan losses
 to total loans                            .32%          .30%        .28%         .29%       .32%
Allowance for loan losses
 to non-performing loans              2,121.05%       297.93%     201.97%      659.18%    283.33%
Net loans charged-off to allowance
 for loan losses                            --%           --%        .73%          --%       .62%


----------
(1) Represents the allowance for loan losses acquired in the acquisition of North Cincinnati Savings Bank.

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                           September 30,
                            ----------------------------------------------------------------------------
                                       1998                     1997                     1996
                            ------------------------  ------------------------  ------------------------
                                      % of Loans                 % of Loans               % of Loans
                                    in Each Category          in Each Category          in Each Category
                            Amount   to Total Loans   Amount   to Total Loans   Amount   to Total Loans
                            ------  ----------------  ------  ----------------  ------  ----------------
                                                       (Dollars in Thousands)
Single-family residential     227       64.52%        $130         61.92%        $140       57.89%
Equity lines                  139        8.69          190          9.42           55        7.23
Multi-family residential       25        3.69           12          2.24           14        3.91
Commercial real estate        256       12.92          193         18.34          180       21.07
Construction                  122        8.85           40          7.60           12        9.33
Consumer                       37        1.33           10           .48            9         .57
Unallocated                    --          --           --            --           --          --
                             ----      -------        ----        -------        ----      -------

    Total                    $806      100.00%        $575        100.00%        $410      100.00%
                             ----      -------        ----        -------        ----      -------
                             ----      -------        ----        -------        ----      -------


                                                September 30,
                            ------------------------------------------------------
                                      1995                         1994
                            ------------------------      ------------------------

                                      % of Loans                    % of Loans
                                    in Each Category              in Each Category
                            Amount   to Total Loans       Amount   to Total Loans
                            ------  ----------------      ------  ----------------
                                             (Dollars in Thousands)
Single-family residential    $ 91        69.86%            $ 91       67.81%
Equity lines                   24         2.08               --          --
Multi-family residential        9         4.51                9        3.33
Commercial real estate        109        16.37              109       20.24
Construction                   10         4.78               10        7.72
Consumer                       28         2.40                9         .90
Unallocated                    52           --               95          --
                           -------       ------          -------     ------

 Total                      $ 323        100.00%          $ 323      100.00%
                           -------       ------          -------     ------
                           -------       ------          -------     ------

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

         The Bank's mortgage-backed securities include collateralized mortgage obligations ("CMOs"). CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics. At September 30, 1998, $42.5 million or 35.7% of the Bank's mortgage-backed securities consisted of CMO's. All of the Bank's CMO's at September 30, 1998 are collateralized by loans which are insured or guaranteed by the FNMA, the FHLMC or the GNMA.

         In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," affecting the accounting for investments in all debt and equity securities, which are to be classified in one of three categories for fiscal years beginning after December 15, 1993. Securities that an institution has the positive intent and ability to hold to maturity are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Other securities are to be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company adopted SFAS No. 115 in fiscal 1995. At September 30, 1998, the Company had $119.2 million of mortgage-backed securities classified as available for sale. At such time, stockholders' equity included $565,000 of unrealized gains on mortgage-backed securities designated as available for sale, net of related tax effects.

         The following table sets forth the purchases, sales and principle repayments of the Bank's mortgage-backed securities for the periods indicated.


                                              Year Ended September 30,
                                       --------------------------------------
                                         1998           1997           1996
                                       ---------      ---------     ---------
                                                (Dollars in Thousands)
Mortgage-backed securities purchased   $138,211       $ 55,302      $ 51,493
Principal repayments                    (26,558)        (6,728)       (4,178)
Other, net                              (53,950)(1)    (52,599)(1)   (53,855)(1)
                                       ---------      ---------     ---------
  Net  increase (decrease)             $ 57,703       $ (4,025)     $ (6,540)
                                       ---------      ---------     ---------
                                       ---------      ---------     ---------



----------
(1) Includes $54,837, $52,714 and $54,552 in net proceeds from the sale of mortgage-backed securities for 1998, 1997 and 1996, respectively.

         Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

         The following table sets forth certain information relating to the Bank's mortgage-backed securities portfolio at the dates indicated.


                                           September 30,
                  ---------------------------------------------------------------
                           1998                  1997                  1996
                  -------------------   -------------------   -------------------
                  Amortized    Market   Amortized    Market   Amortized    Market
                    Cost       Value      Cost       Value      Cost       Value
                                       (Dollars in Thousands)
GNMA securities   $ 41,568   $ 41,378   $     --   $     --   $     --     $   --
FNMA securities     35,233     35,242     33,906     33,832     23,497     23,364
CMO securities      41,503     42,540     12,530     12,704     36,988     37,602
FHLMC
 securities             --         --     14,943     14,921      3,559      3,398
SBA securities          --         --         --         --      1,082      1,118
                  --------   --------   --------   --------   --------   --------
 Total            $118,304   $119,160   $ 61,379   $ 61,457   $ 65,126   $ 65,482
                  --------   --------   --------   --------   --------   --------
                  --------   --------   --------   --------   --------   --------


         At September 30, 1998, the $118.3 million mortgage-backed securities portfolio had a weighted average yield of 5.51%. Of such amount, $2.7 million with a weighted average yield of 4.83% had contractual maturities within ten years and $115.6 million with a weighted average yield of 5.53% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

         The following table sets forth certain information relating to the Bank's investment securities portfolio at the dates indicated.


                                               September 30,
                      -----------------------------------------------------------------
                               1998                  1997                    1996
                               ----                  ----                    ----
                      Amortized   Market    Amortized    Market    Amortized     Market
                        Cost      Value       Cost       Value       Cost        Value
                      ---------   ------    ---------    ------    ---------     ------
                                         (Dollars in Thousands)
Marketable equity
securities            $2,266      $1,984      $698       $698        $--          $--




         At September 30, 1998, the Bank's investment securities consisted entirely of the common stock of other local financial institutions. Sources of Funds

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

         The Bank considers its primary market area to be Hamilton, Warren and Butler Counties, Ohio. The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. In addition, the Bank maintains automated teller machines at its Lebanon, Pisgah and Wyoming offices. The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers. Management believes that an insignificant number of deposit accounts were held by non-residents of Ohio at September 30, 1998.

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


                                      Year Ended September 30,
                                    ---------------------------
                                     1998       1997      1996
                                    -------   -------   -------
                                        (Dollars in Thousands)
Increase before interest credited   $ 3,051   $ 1,727   $ 7,721
Interest credited                     7,410     5,123     4,039
                                    -------   -------   -------
Net deposit increase                $10,461   $ 6,850   $11,760
                                    -------   -------   -------
                                    -------   -------   -------


         The following table sets forth maturities of the Bank's certificates of deposit of $100,000 or more at September 30, 1998 by time remaining to maturity.


                                              Amounts in
                                               Thousands
                                              ----------
Three months or less                           $   832
Over three months through six months             2,498
Over six months through 12 months                9,989
Over 12 months                                  12,599
                                               --------
  Total                                        $25,918
                                               --------
                                               --------



         The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit as of the dates indicated.


                                                            September 30,
                               ------------------------------------------------------------------------
                                        1998                    1997                      1996
                                Amount       Percent     Amount      Percent       Amount       Percent
                               --------      -------    --------     -------      --------      -------
                                                       (Dollars in Thousands)
Passbook and statement
  savings accounts             $ 18,606        9.04%    $ 15,949      10.90%      $ 17,192       12.33%
Money market accounts            29,447       14.31       21,694      14.83         18,446       13.23
Certificates of deposit         145,606       70.74       99,446      67.98         95,431       68.43
NOW accounts                     10,504        5.10        8,308       5.68          6,538        4.69
Noninterest-bearing deposits      1,666        0.81          900       0.61          1,840        1.32
                               --------      -------    --------     -------      --------      -------
Total deposits at end of
 period                        $205,829      100.00%    $146,297     100.00%      $139,447      100.00%
                               --------      -------    --------     -------      --------      -------
                               --------      -------    --------     -------      --------      -------



         The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1998 and 1997, and the amounts at September 30, 1998 which mature during the periods indicated.



                                                Amounts at September 30, 1998
                        September 30,                   Maturing Within
 Certificates of     ------------------   --------------------------------------------
     Deposit            1998      1997    One Year  Two Years  Three Years  Thereafter
    --------         --------   -------   --------  ---------  -----------  ----------
 4.0%  or less       $     --   $    88   $    --    $    --    $    --     $    --
 4.01% to 6.0%         89,441    61,721    61,259     15,401      6,405      16,226
 6.01% to 8.0%         56,165    37,637    14,636     17,936      7,082       6,661
                     --------   -------   -------    -------    -------     -------
Total certificate
 accounts            $145,606   $99,446   $75,895    $33,337    $13,487     $22,887
                     --------   -------   -------    -------    -------     -------
                     --------   -------   -------    -------    -------     -------


         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                   Year Ended September 30,
                               --------------------------------------------------------------------
                                        1998                   1997                    1996
                               ---------------------   ---------------------   --------------------
                                Average     Average     Average     Average     Average    Average
                                Balance    Rate Paid    Balance    Rate Paid    Balance   Rate Paid
                               --------    ---------   --------    ---------   --------   ---------
Passbook accounts              $ 17,277       2.50%    $ 16,570       3.00%    $ 17,590     3.00%
Money market accounts            25,571       4.39       20,079       4.35       15,399     4.06
Certificates of deposit         122,526       5.95       97,439       5.95       95,839     5.82
NOW accounts                      9,406       1.42        8,223       1.54        6,531     1.73
Noninterest-bearing deposits      1,283         --        1,370         --        1,531       --
                               --------       ----     --------       ----     --------     ----
 Total deposits                $176,063       5.10%    $143,681       5.08%    $136,890     5.00%
                               --------       ----     --------       ----     --------     ----
                               --------       ----     --------       ----     --------     ----



         BORROWINGS. While the Bank has not historically utilized borrowings as a source of funds, during fiscal 1994, the Bank began borrowing funds from the FHLB of Cincinnati in order to leverage its capital. At September 30, 1998, the Bank had $150 million in FHLB advances, all of which were long-term in nature.

         The following table sets forth certain information relating to the Bank's borrowings at the dates indicated.


                                                At or For the Year Ended September 30,
                                                -------------------------------------
                                                      1998       1997    1996
                                                     --------  -------  -------
                                                       (Dollars in Thousands)
          FHLB advances:
           Average balance outstanding               $130,000  $77,692  $40,000
           Maximum amount outstanding at any
            month-end during the period              $165,000  $95,000  $60,000

           Weighted average rate:
            During the period                            6.08%    5.95%    6.39%
            At end of period                             5.76%    5.98%    5.98%



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

EMPLOYEES

         The Bank had 44 full-time employees and six part-time employees at September 30, 1998. None of these employees is represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

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

         FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-- The Bank -- Qualified Thrift Lender Test."

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

         In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Bank was in compliance with the above restrictions.

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

         The Bank Holding Company Act of 1956 ("BHCA") has been amended to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. In addition, a bank holding company that controls a savings association is permitted to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

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

        The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the Federal Deposit Insurance Corporation ("FDIC") substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions.

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

         The following is a reconciliation of the Bank's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1998.


                                       September 30, 1998
                                --------------------------------
                                Tangible    Core     Risk- based
                                 Capital   Capital     Capital
                                --------   --------  -----------
                                    (Dollars in Thousands)
GAAP equity                     $28,078    $28,078     $28,078
Unrealized gain on securities      (661)      (661)       (661)
Goodwill                           (759)      (759)       (759)
General valuation allowances         --         --         806
                                --------   --------    --------
Total regulatory capital         26,658     26,658      27,464
Minimum capital requirements     18,136     15,720       5,880
                                --------   --------    --------
Excess regulatory capital       $ 8,522    $10,938     $21,584
                                --------   --------    --------
                                --------   --------    --------


         LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1998, had a liquidity ratio of 12.7%.

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

         Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At September 30, 1998, under the expanded QTL test, approximately 87% of the Bank's portfolio assets were qualified thrift investments.

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

         Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval. See "- Capital Requirements."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At September 30, 1998, the Bank had $8.9 million in FHLB stock, which was in compliance with this requirement.


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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1998, the Bank's pre-1988 reserves for tax purposes totaled approximately $3.1 million. The Bank believes it had approximately $12.3 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

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

         The tax returns of the Bank have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

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

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which was imposed in 1998 at a rate of 1.5% of the Bank's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.  PROPERTIES.

OFFICES AND PROPERTIES

         At September 30, 1998, the Bank conducted its business from its executive offices in West Chester, Ohio and six full service offices, all of which are located in southwestern Ohio.

         The following table sets forth certain information with respect to the Bank's office properties at September 30, 1998.


                                                                             Net Book
                                                        Leased/              Value of        Amount of
   Description/Address                                  Owned                Property         Deposits
   -------------------                                  -------              --------        ---------
                                                                     (Dollars in Thousands)
Blue Ash - 9477 Kenwood Road                            Leased               $  260          $ 21,748
Lockland - 117 Mill Street                              Owned                   123            50,464
Lebanon - 718 E. Main Street                            Owned                   434            24,671
Kingsgate - 7810-7820 Tylersville Square Drive          Owned                 1,907            29,522
North College Hill - 1500 Goodman Avenue                Owned                   195            24,931
Pisgah - 9235 Cincinnati - Columbus Road                Owned                   316            33,440
Wyoming - 401 Wyoming Avenue                            Owned                   319            21,053
                                                                             ------          --------
                                                                             $3,554          $205,829
                                                                             ------          --------
                                                                             ------          --------


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Not Applicable.


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Shares of Enterprise Federal Bancorp, Inc.'s common stock are traded nationally under the symbol "EFBI" on the Nasdaq National Market System. At September 30, 1998, the Company had 2,210,996 shares of common stock outstanding and had 880 stockholders of record. Such holdings do not reflect the number of beneficial owners of common stock.

         The following table sets forth, on a quarterly basis, the reported high and low sale prices of a share of the Company's common stock as reported by Nasdaq (the common stock commenced trading on the Nasdaq National Market System on October 17, 1994). A $.25 per share dividend was declared on September 11, 1998, payable to stockholders of record as of October 15, 1998.


                                   High           Low         Dividends Paid*
                                   ----           ---         ---------------
Quarter ended
 December 31, 1994                $14.00         $11.25            N/A

Quarter ended
 March 31, 1995                    14.00          12.25            N/A

Quarter ended
 June 30, 1995                     15.00          13.25            N/A

Quarter ended
 September 30, 1995                16.75          14.25            N/A

Quarter ended
 December 31, 1995                 18.00          13.75           3.00*

Quarter ended
 March 31, 1996                    15.75          14.25            N/A

Quarter ended
 June 30, 1996                     15.00          14.00            N/A

Quarter ended
 September 30, 1996                14.75          12.75            N/A

Quarter ended
 December 31, 1996                 16.00          13.75           1.00

Quarter ended
 March 31, 1997                    17.00          14.00            N/A

Quarter ended
 June 30, 1997                     19.25          15.25            .25

Quarter ended
 September 30, 1997                25.13          18.25            .25

Quarter ended
 December 31, 1997                 31.50          23.25            .25

Quarter ended
 March 31, 1998                    35.25          29.50            .25

Quarter ended
 June 30, 1998                     34.00          27.00            .25

Quarter ended
 September 30, 1998                43.50          24.88            .25


----------
* A $3.00 per share capital distribution was paid on the common stock during the quarter ended December 31, 1995 of which $2.95 was a return of capital and $.05 was a taxable dividend.

ITEM 6.  SELECTED FINANCIAL DATA.

                   SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                As of or For the Year Ended September 30,
                                       --------------------------------------------------------
                                          1998        1997       1996        1995         1994
                                       ---------    --------    -------    --------    --------
                                                        (Dollars in Thousands)
SELECTED FINANCIAL DATA:
Total assets                           $ 396,518    $274,888   $235,191    $197,938    $167,294
Loans receivable, net                    250,922     191,096    149,050     110,830     100,288
Mortgage-backed securities               119,160      61,457     65,482      72,022      25,681
Cash and cash equivalents                  8,367      11,141     12,938      10,670      36,465
Deposit accounts                         205,829     146,297    139,447     127,687     153,709
FHLB advances                            150,000      95,000     60,000      30,000        --
Stockholders' equity(1)                   37,460      31,424     33,056      38,474      12,458

SELECTED OPERATIONS DATA:
Net interest income                    $   8,463    $  7,130    $ 6,268    $  5,719    $  4,259
Other operating income                       543         726        994         464          76
General, administrative and other
expense                                    5,082       4,066      4,973       3,410       2,356
Net earnings                               2,406       2,369      1,441       1,837       1,282

SELECTED OPERATING RATIOS(2):
Average interest rate spread(3)             1.95%       2.21%      2.13%       2.28%       2.85%
Net interest margin(3)                      2.41        2.84       2.98        3.38        3.16
Ratio of interest-earning assets to
   interest-bearing liabilities           109.36      113.44     119.03      128.46      107.81
General, administrative and other
expense as a percent of average
assets                                      1.42        1.59       2.31        1.99        1.71
Return on average assets                     .67         .93        .67        1.07         .93
Return on average equity                    6.79        7.35       4.03        4.82       10.85
Ratio of average equity to average
    assets                                  9.92       12.64      16.61       22.27        8.59
Full-service offices at end of
    period                                     7           5          5           5           5

ASSET QUALITY RATIOS(2):
Non-performing assets as a
    percent of total assets(4)               .01%        .07%       .09%        .23%        .37%
Allowance for loan losses as a
    percent of non-performing loans
    and troubled debt restructurings    2,032.69      297.93     201.97      659.18       60.83

CAPITAL RATIOS(5):
Tangible capital ratio                      6.78%      10.46%     11.68%      14.30%       7.38%
Core capital ratio                          6.78       10.46      11.68       14.30        7.38
Risk-based capital ratio                   12.11       19.04      22.29       31.00       15.42


                                               (Footnotes on following page)

----------
(1)  Consists solely of retained earnings as of September 30, 1994.
(2) With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.
(4) Non-performing assets consist of non-performing loans, troubled debt restructurings and real estate owned ("REO"). Non-performing loans consist of non-accrual loans, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(5) Capital ratios reflect the Bank's capital ratios calculated under regulations of the OTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between interest and dividend income on interest-earning assets, principally loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's net earnings also are affected by its provision for loan losses, as well as the level of its other income and its general, administrative and other expenses, such as employee compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums and miscellaneous other expenses, as well as income taxes.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

1. Management's determination of the amount of and adequacy of the allowance for loan losses;
2.       The effect of changes in interest rates;
3. Management's opinion as to the effects of recent accounting pronouncements on the Company's consolidated financial statements.

         The following discussion provides an overview of the general business, financial condition, and results of operations of the Company, and should be read in conjunction with the Company's consolidated financial statements presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION

         GENERAL. The Company's total consolidated assets increased $121.6 million or 44.2% to $396.5 million at September 30, 1998 compared to $274.9 million at September 30, 1997. Such increase was funded primarily through increases in deposits of $59.5 million and $55.0 million in advances from the FHLB of Cincinnati. Such increase in assets was primarily due to a $59.8 million increase in loans receivable and a $57.7 million increase in mortgage-backed securities. Total liabilities increased $115.6 million or 47.5% to $359.1 million at September 30, 1998 compared to September 30, 1997.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $2.8 million to $8.4 million at September 30, 1998 compared to September 30, 1997, as excess liquidity was utilized to fund growth in the higher yielding loan portfolio.

     LOANS RECEIVABLE, NET. Loans receivable, net increased $59.8 million or 31.3% to $250.9 million at September 30, 1998 compared to September 30, 1997, as loan disbursements totaling $158.9 million were partially offset by principal repayments of $139.4 million. The increase in loans receivable was primarily due to increased originations of all types of loans and the receipt of loans in conjunction with the acquisition of North Cincinnati Savings Bank. Growth in the loan portfolio was comprised of $47.6 million or 36.6% in one-to-four family loans, $1.5 million or 14.4% in equity lines, $5.5 million or 116.5% in multi-family loans, $5.9 million or 72.4% in construction loans, and a $2.6 million or 262.2% increase in consumer and other loans, which were partially offset by a $2.9 million or 7.6% decrease in non-residential real estate and land loans.

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities increased $57.7 million to $119.2 million at September 30, 1998 compared to September 30, 1997 as a result of the redeployment of assets received in the acquisition of North Cincinnati Savings Bank and increased leveraging utilizing FHLB advances.

         FHLB ADVANCES. Advances from the FHLB of Cincinnati amounted to $150.0 million at September 30, 1998 compared to $95.0 million at September 30, 1997, an increase of $55.0 million or 57.9%. Such advances were incurred in order to leverage the Company's capital and provide for future anticipated growth in the Company's loan portfolio. The advances, a significant portion of which are fixed rate and long-term in nature, were initially used to fund the purchase of long-term mortgage-backed securities which adjust monthly to changes in interest rates. The Company experienced increased loan demand in fiscal 1998 and intends to continue to fund higher rate loans with repayments and sales proceeds from its mortgage-backed securities portfolio and future advances from the FHLB.

         DEPOSITS. Deposits increased $59.5 million or 40.7% to $205.8 million at September 30, 1998 compared to September 30, 1997. The increase in deposits was comprised of a $13.4 million or 28.5% increase in demand accounts and a $46.2 million or 46.4% increase in certificates of deposit. The increase was primarily attributable to the receipt of deposits in conjunction with the acquisition of North Cincinnati Savings Bank and management's continuing marketing efforts coupled with continuing growth achieved at the new main office facility which opened in fiscal 1996.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $6.0 million to $37.4 million at September 30, 1998 compared to September 30, 1997, primarily as a result of the issuance of $4.1 million in treasury shares in conjunction with the acquisition of North Cincinnati Savings Bank and fiscal 1998 net earnings of $2.4 million which were partially offset by net cash distributions to stockholders of $2.2 million or $1.00 per share.

RESULTS OF OPERATIONS

         The following average balance sheet table sets forth for the periods indicated, information on the Company regarding: (i) the total dollar amount of interest income on interest-earning assets and the resulting average yields;
(ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets; (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Information is based on average monthly balances during the periods presented


                                     At September 30,                          Year Ended September 30,
                                    ---------------- ---------------------------------------------------------------------------
                                          1998                  1998                         1997                     1996
                                    ---------------- --------------------------  ----------------------------  -----------------
                                    Average                    Average                       Average                     Average
                                     Yield/  Average            Yield/  Average              Yield/   Average            Yield/
                                     Rate    Balance  Interest   Rate   Balance  Interest     Rate    Balance  Interest   Rate
                                    ------- --------  -------- -------  -------  --------    -------  -------  --------  -------
                                                                            (Dollars in Thousands)
Interest-earning assets:
 Loans receivable                    8.15%  $232,466   $18,946   8.15%  $171,519  $14,067     8.20%   $130,399 $ 10,853   8.32%
 Mortgage-backed securities          5.51     90,309     5,522   6.11     64,100    4,147     6.47      67,316    4,164   6.19
 Other interest-earning assets       5.77     27,820     1,391   5.00     15,516      835     5.38      12,834      643   5.01
                                            --------   -------          --------  -------             -------- --------
  Total interest-earning assets      7.23    350,595    25,859   7.38    251,135   19,049     7.59     210,549   15,660   7.44

Noninterest-earning assets                     6,738                       3,905                         4,721
                                            --------                    --------                      --------
  Total assets                              $357,333                    $255,040                      $215,270

Interest-bearing liabilities:
 Deposits                            5.04   $185,985     9,494    5.10  $143,681    7,299     5.08    $136,890    6,838   5.00
 Borrowings                          5.76    134,617     7,902    5.87    77,692    4,620     5.95      40,000    2,554   6.39
                                            --------   -------          --------  -------             -------- --------
  Total interest-bearing
   liabilities                       5.34    320,602    17,396    5.43   221,373   11,919     5.38     176,890    9,392   5.31
                                     ----              -------    ----  --------  -------     ----              -------   ----
Noninterest-bearing liabilities                1,283                       1,427                         2,615
                                            --------                    --------                       -------
  Total liabilities                          321,885                     222,800                       179,505
Stockholders' equity                          35,448                      32,240                        35,765
                                            --------                    --------                       -------
  Total liabilities and
   stockholders' equity                     $357,333                    $255,040                      $215,270
                                            --------                    --------                       -------
                                            --------                    --------                       -------
Net interest-earning assets                 $ 29,993                    $ 29,762                      $ 33,659
                                            --------                    --------                       -------
                                            --------                    --------                       -------
Net interest income/interest
 rate spread                         1.89%             $ 8,463    1.95%            $ 7,130     2.21%           $  6,268   2.13%
                                    -----              -------    ----             -------     ----            --------   ----
                                    -----              -------    ----             -------     ----            --------   ----
Net yield on interest-earning
 assets(1)                                                        2.41%                        2.84%                      2.98%
                                                                  ----                         ----                       ----
                                                                  ----                         ----                       ----
Ratio of interest-earning assets
to interest-bearing liabilities                                 109.36%                      113.44%                     119.03%
                                                                ------                       ------                      ------
                                                                ------                       ------                      ------


----------
(1)  Net interest income divided by total average interest-earning assets.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior period rate), (ii) changes in rate (change in rate multiplied by prior period volume), (iii) changes in rate/volume (changes in rate multiplied by changes in volume) and (iv) total change in rate and volume.


                                                                             Year Ended September 30,
                                               --------------------------------------------------------------------------------
                                                            1998 vs. 1997                            1997 vs. 1996
                                               --------------------------------------  ----------------------------------------
                                                              Increase                                  Increase
                                                         (Decrease) Due To                         (Decrease) Due To
                                               --------------------------------------  ----------------------------------------
                                                                             Total                                     Total
                                                                    Rate/   Increase                        Rate/     Increase
                                                Rate     Volume    Volume  (Decrease)  Rate     Volume     Volume    (Decrease)
                                               ------   -------   -------  ----------  -----     ------    -------    ----------
                                                                                  (In Thousands)
Interest-earning assets:
 Loans receivable                              $ (86)   $4,998    $ (33)    $4,879    $(156)    $3,421    $ (51)       $3,214
 Mortgage-backed securities                     (231)    1,696      (90)     1,375      188       (199)      (6)          (17)
 Other interest-earning assets                   (59)      662      (47)       556       47        134       11           192
                                               ------   ------    ------    ------    -----     ------    ------       ------
  Total interest-earning assets                 (376)    7,356     (170)     6,810       79      3,356      (46)        3,389
                                               ------   ------    ------    ------    -----     ------    ------       ------

Interest-bearing liabilities:
 Deposits                                         29     2,149       17      2,195      110        340       11           461
 Borrowings                                      (62)    3,387      (43)     3,282     (176)     2,409     (167)        2,066
                                               ------   ------    ------    ------    -----     ------    ------       ------

  Total interest-bearing
   liabilities                                   (33)    5,536      (26)     5,477      (66)     2,749     (156)        2,527
                                               ------   ------    ------    ------    -----     ------    ------       ------

Increase (decrease) in net
 interest income                               $(343)   $1,820    $(144)    $1,333    $ 145     $  607    $ 110        $  862
                                               ------   ------    ------    ------    -----     ------    ------       ------
                                               ------   ------    ------    ------    -----     ------    ------       ------

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

         GENERAL. The Company's net earnings amounted to $2.4 million for the fiscal year ended September 30, 1998 compared to net earnings of $2.4 million for the fiscal year ended September 30, 1997, an increase of $37,000 or 1.6%.

         NET INTEREST INCOME. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income amounted to $8.5 million for the year ended September 30, 1998, a $1.3 million or 18.7% increase over fiscal 1997. This increase in net interest income resulted from a $6.8 million or 35.7% increase in total interest income, due primarily to an increase in interest income on loans and mortgage-backed securities, which were partially offset by a $5.5 million or 46.0% increase in total interest expense during fiscal 1998. The Company's interest rate spread decreased from 2.21% for the year ended September 30, 1997 to 1.95% for the year ended September 30, 1998. The Company's net interest margin decreased from 2.84% in fiscal 1997 to 2.41% in fiscal 1998. The decline in net interest margin during fiscal 1998 was due primarily to the funding of growth in the loan portfolio with the use of long term, fixed rate FHLB advances as well as continuing declines experienced in long-term investment alternatives.

         INTEREST INCOME. Interest income on loans increased $4.9 million or 34.7% during the year ended September 30, 1998 compared to the same period in 1997. Such increase was due primarily to a $60.9 million or 35.5% increase in the average balance of such assets as a result of increased loan production in fiscal 1998 and the acquisition of North Cincinnati Savings Bank.

         Interest income on the Company's mortgage-backed securities increased $1.4 million or 33.2% during the year ended September 30, 1998 compared to the same period in 1997. Such increase was primarily due to a $26.2 million or 40.9% increase in the average balance of such assets, which was partially offset by a decrease in the average yield to 6.11% for fiscal 1998 compared to 6.47% for fiscal 1997. The increase in the average balance was primarily due to purchases while the decrease in the average yield reflected market rates.

         Interest income on investment securities and other interest-earning assets increased by $556,000 or 66.6% primarily due to an increase in the average balance of such assets during the year ended September 30, 1998 compared to fiscal 1997.

         INTEREST EXPENSE. Interest expense, consisting of interest on deposits and borrowings, increased $5.5 million or 46.0% during the year ended September 30, 1998 compared to fiscal 1997. Interest expense on deposits increased $2.2 million or 30.1% during fiscal 1998 as a result of a $42.3 million or 29.4% increase in the average balance of deposits as well as an increase in the average rate paid to 5.10% for fiscal 1998 compared to 5.08% for fiscal 1997. The increase in deposits was primarily due to the acquisition of North Cincinnati Savings Bank. Interest expense on borrowings increased to $7.9 million during the fiscal year ended September 30, 1998 compared to $4.6 million during the fiscal year ended September 30, 1997 primarily as a result of an increase in the average balance of borrowings outstanding in order to assist in funding the Company's lending activities and the growth in the securities portfolio.

         PROVISION FOR LOAN LOSSES. The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, economic conditions in the Company's market area generally and other factors related to the collectability of the Company's loan portfolio. For fiscal 1998, the Company established a provision for loan losses totaling $180,000. For fiscal 1997, the Company established a provision for loan losses totaling $165,000. At September 30, 1998, the Company's allowance for loan losses totaled $806,000, which represented 2,033% of non-performing loans and .32% of total loans at such time.

         Although management utilizes its best judgment in providing for losses on loans, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons, which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the

Company's allowance for loan losses and the carrying value of its other non-performing assets based on their judgments about information available to them at the time of their examination.

         OTHER INCOME. Total other income decreased $183,000 to $543,000 for the fiscal 1998 compared to $726,000 for fiscal 1997, primarily as a result of a $261,000 decrease in gains on sales of securities during fiscal 1998. Such decrease was paritally offset by an increase in other operating income.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. For fiscal 1998, general, administrative and other expense increased by $1.0 million or 25.0% to $5.1 million, compared to $4.1 million for fiscal 1997. Such increase was due primarily to a $701,000 or 27.5% increase in employee compensation and benefits, a $209,000 or 54.3% increase in occupancy and equipment expenses and a $61,000 or 15.5% increase in other operating expenses primarily as a result of the acquisition of North Cincinnati Savings Bank. Employee compensation and benefits expense was also impacted by higher benefit plan costs.

         INCOME TAXES. The Company incurred income tax expense of $1.3 million during each of the fiscal years ended September 30, 1998 and 1997. The effective tax rates were 35.7% and 34.6% during fiscal 1998 and 1997, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

         GENERAL. The Company's net earnings amounted to $2.4 million for the fiscal year ended September 30, 1997 compared to net earnings of $1.4 million for the fiscal year ended September 30, 1996, an increase of $928,000, or 64.4%. The increase in fiscal 1997 earnings was due primarily to an $862,000 increase in net interest income and the absence of a fiscal 1996 charge of $770,000 related to the recapitalization of the SAIF fund, which were partially offset by decreases in other income and increased federal income taxes.

         NET INTEREST INCOME. The Company's net interest income amounted to $7.1 million for the year ended September 30, 1997, an $862,000 or 13.8% increase over fiscal 1996. This increase in net interest income resulted from a $3.4 million or 21.6% increase in total interest income, due primarily to an increase in interest income on loans and interest-bearing deposits, which were partially offset by a $2.5 million or 26.9% increase in total interest expense during fiscal 1997. The Company's interest rate spread increased from 2.13% for the year ended September 30, 1996 to 2.21% for the year ended September 30, 1997. The Company's net interest margin decreased from 2.98% in fiscal 1996 to 2.84% in fiscal 1997. The decline in net interest margin during fiscal 1997 was due primarily to the funding growth in the loan portfolio with long term, fixed rate FHLB advances.

         INTEREST INCOME. Interest income on loans increased $3.2 million or 29.6% during the year ended September 30, 1997 compared to the same period in 1996. Such increase was due primarily to a $41.1 million or 31.5% increase in the average balance of such assets as a result of increased loan production in fiscal 1997.

         Interest income on the Company's mortgage-backed securities decreased $17,000 or .4% during the year ended September 30, 1997 compared to the same period in 1996. Such decrease was primarily due to a $3.2 million or 4.8% decrease in the average balance of such assets, which was partially offset by an increase in the average yield to 6.47% for fiscal 1997 compared to 6.19% for fiscal 1996. The decrease in the average balance was primarily due to the use of repayments and sales proceeds to fund loan originations.

         Interest income on investment securities and other interest-earning assets increased by $190,000 or 29.9% primarily due to an increase in the average balance of such assets during the year ended September 30, 1997 compared to fiscal 1996.

         INTEREST EXPENSE. Interest expense, consisting of interest on deposits and borrowings, increased $2.5 million or 26.9% during the year ended September 30, 1997 compared to fiscal 1996. Interest expense on deposits increased $461,000 or 6.7% during fiscal 1997 as a result of a $6.8 million or 5.0% increase in the average balance of deposits as well as an increase in the average rate paid to 5.08% for fiscal 1997 compared to 5.00% for fiscal 1996. The increase in deposits was primarily due to increased funding needs related to increased loan volume, while the increase in the average yield reflects the general increase in market interest rates. Interest expense on borrowings increased to $4.6 million during the fiscal year ended September 30, 1997 compared to $2.6 million during the fiscal year ended September 30, 1996 primarily as a result of an increase in the average balance of borrowings outstanding in order to assist in funding the Company's lending activities.

         PROVISION FOR LOAN LOSSES. The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For fiscal 1997, the Company established a provision for loan losses totaling $165,000. For fiscal 1996, the Company established a provision for loan losses totaling $90,000. At September 30, 1997, the Company's allowance for loan losses totaled $575,000, which represented 298% of non-performing loans and .30% of total loans at such time.

         OTHER INCOME. Total other income decreased $268,000 to $726,000 for the fiscal 1997 compared to $994,000 for fiscal 1996, primarily as a result of a $288,000 decrease in gains on sales of securities during fiscal 1997.

         GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. For fiscal 1997, general, administrative and other expense decreased by $907,000 or 18.2% to $4.1 million, compared to $5.0 million for fiscal 1996. Such decrease was due primarily to a $947,000 or 88.6% decrease in federal deposit insurance premiums. The decrease in federal deposit insurance premiums was primarily due to legislation enacted in 1996 that authorized a one time charge to recapitalize the SAIF in fiscal 1996. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. As a result, the Bank's assessment amounted to $770,000 ($508,000 next of tax). While the one-time special assessment had a significant impact on fiscal 1996 earnings, the resulting lower annual premiums had a positive impact on fiscal 1997 earnings and will continue to benefit future earnings. A $69,000 or 2.8% increase in employee compensation and benefits and a $78,000 or 25.4% increase in occupancy and equipment expenses were partially offset by a $96,000 or 19.6% decrease in other operating expenses. The increase in occupancy and equipment expenses reflects the first full year of occupancy for the new Corporate Headquarters while the decrease in other operating expenses was primarily due to lower professional fees.

         INCOME TAXES. The Company incurred income tax expense of $1.3 million and $758,000 during fiscal 1997 and 1996, respectively. The effective tax rates were 34.6% and 34.5% during fiscal 1997 and 1996, respectively. The increase in income tax expense in fiscal 1997 was primarily due to a $1.4 million or 64.8% increase in pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of mortgage-backed and investment securities, FHLB advances and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Bank invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate cash through the retail deposit market, its traditional funding source, to partially offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Cincinnati and has access to the Federal Reserve Bank discount window. At September 30, 1998, the Company had $150.0 million of FHLB advances outstanding.

         Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various mortgage-backed securities and lending products. During the fiscal year ended September 30, 1998, the Bank used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At September 30, 1998, the total approved loan commitments outstanding amounted to $4.5 million. At the same date, the Bank had approximately $12.1 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $10.3 million. Management of the Bank believes that the Bank has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Bank has extended commitments to fund loans or lines and letters of credit, historically the Bank has not been required to fund all of its outstanding commitments. Certificates of deposit scheduled to mature within one year at September 30, 1998 totaled $75.9 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

         The Bank is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank's average monthly liquidity ratio and short-term liquid assets ratio were each 12.7% for September 1998.

         As set forth below, as of September 30, 1998, the Bank's regulatory capital substantially exceeded applicable requirements.



                                        September 30, 1998
                                ---------------------------------
                                 Tangible     Core     Risk-based
                                 Capital     Capital     Capital
                                 -------     --------  ----------
                                         (In Thousands)
Stockholders' equity             $27,796     $27,796     $27,796
Unrealized gain on securities       (379)       (379)       (379)
Goodwill                            (759)       (759)       (759)
General valuation allowances          --          --         806
                                 -------     -------     --------
Total regulatory capital          26,658      26,658      27,464
Minimum capital requirements       5,880      15,720      18,136
                                 -------     -------     --------
Excess capital                   $20,778     $10,938     $ 9,328
                                 -------     -------     --------
                                 -------     -------     --------



IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse.

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 during fiscal 1998 without material adverse effect on the Company's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation adopted SFAS No. 130 effective October 1, 1998, as required, without material impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and accessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Corporation adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on the Corporation's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

YEAR 2000 COMPLIANCE MATTERS

         As with most providers of financial services, the Company's operations are heavily dependent on information technology systems. The Company is addressing the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900 causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

         The Company's primary data processing applications are handled by a third-party service bureau, Bisys. Bisys has advised the Company that it has migrated to a fully year 2000 compliant processing system that is presently being tested and remediated. Management has also reviewed the Company's ancillary equipment and is in the process of providing the appropriate remedial measures, including requesting service providers to assure the Savings Bank that their systems and products are fully year 2000 compliant. Management is in the process of evaluating the need to upgrade its existing operating systems.

         No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs, and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

         Management has developed a contingency plan which includes access to an alternative processing site provided by Bisys. Additionally, the Bank can process transactions manually for a period of several weeks, if necessary, upon arrival of the year 2000.

         In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent upon one employer or industry, the Company does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

         The lending activities of savings institutions have historically emphasized long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits. The deposit accounts of savings institutions generally bear interest rates that reflect market rates and largely mature or are subject to repricing within a short period of time. This fact, in combination with substantial investments in long-term, fixed rate loans, has historically caused the income earned by savings institutions on their loan portfolios to adjust more slowly to changes in interest rates than their cost of funds.

         In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, management has implemented and continues to monitor asset and liability management policies to better match the maturities and repricing terms of the Company's interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing investment in adjustable-rate mortgage loans ("ARMs") and adjustable-rate mortgage-backed securities; (ii) emphasizing the retention of lower-costing savings accounts and other core deposits, and (iii) utilizing FHLB advances as long-term liabilities.

         The Company emphasizes the origination of ARMs and as a consequence of the Company's efforts, as of September 30, 1998, $100.7 million or 36.6% of the Company's portfolio of mortgage loans consisted of ARMs. In addition, at September 30, 1998, $119.1 million or 99.9% of the Company's mortgage-backed securities provide the Company with an adjustable yield. As a result, as of September 30, 1998, $219.8 million or 55.4% of the Company's assets had adjustable rate features.

         The Company prices deposit accounts based upon the availability of prudent investment opportunities. Pursuant to this pricing policy, the Company has generally neither engaged in sporadic increases or decreases in interest rates paid nor offered the highest rates available in its deposit market except upon specific occasions to control deposit flow or when market conditions have created opportunities to attract longer-term deposits. In addition, the Company does not pursue a growth strategy which would force the Company to focus exclusively on competitors' rates rather than affordability. This policy has assisted the Company in controlling its cost of funds.

         The implementation of the foregoing asset and liability strategies has resulted in the Company's interest-earning assets which were estimated to mature or reprice within one year exceeding its interest-bearing liabilities with the same characteristics by $22.6 million or 5.7% of the Company's assets at September 30, 1998. Currently, the Company manages the imbalance between its interest-earning assets and interest-bearing liabilities within shorter maturities to ensure that such relationships are within ranges adopted by the Company's Board of Directors given the Company's business strategies and objectives and its analysis of market and economic conditions.

         Although the action taken by management of the Company has reduced the potential effects of changes in interest rates on the Company's results of operations, significant increases in interest rates may adversely affect the Company's net interest income because the Company's adjustable-rate, interest-earning assets generally are not as responsive to changes in interest rates as its interest-bearing liabilities. While a significant portion of the Company's assets have adjustable-rate features, such assets are generally not as responsive to increases in interest rates due to terms which generally permit only annual adjustments to the interest rate and which generally limit the amount which interest rates thereon can adjust at such time and over the life of the related asset.

NET PORTFOLIO VALUE

         Management also presently monitors and evaluates the potential impact of interest rate changes upon the market value of the Bank's portfolio equity and the level of net interest income on a quarterly basis. The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has recently indicated that no institution will be required to deduct capital for interest rate risk until further notice. However, utilizing this measurement concept, at September 30, 1998, there would have been a decrease in the Bank's NPV of approximately 10% of the present value of its assets, assuming a 200 basis point increase in interest rates.

         The following tables present the Bank's most recently available estimated NPV and the estimated NPV as a percentage of the present value ("PV") of assets as of the dates indicated, as calculated by the OTS, based on information provided to the OTS by the Bank.



--------------------------------------------------------------------------------

                               Net Portfolio Value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                               September 30, 1998

     Change in                  Estimated NPV        Amount        Percent
Interest Rates   Estimated NPV  As A Percentage    of Change      of Change
 (basis points)                 of PV of Assets
                             (Dollars in Thousands)
     +400           13,517         3.72%           $(10,902)          (45)
     +300           18,265         4.88%             (6,154)          (25)
     +200           21,956         5.73%             (2,463)          (10)
     +100           24,247         6.19%               (172)          ( 1)
      ---           24,419         6.13%                ---           ---
     -100           22,521         5.59%             (1,899)          ( 8)
     -200           20,579         5.04%             (3,840)          (16)
     -300           19,070         4.60%             (5,349)          (22)
     -400           17,536         4.17%             (6,883)          (28)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               Report of Independent Certified Public Accountants




Board of Directors
Enterprise Federal Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Enterprise Federal Bancorp, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years ended September 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprise Federal Bancorp, Inc. as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years ended September 30, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

Grant Thornton LLP
Cincinnati, Ohio
November 10, 1998

                        ENTERPRISE FEDERAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   September 30,
                        (In thousands, except share data)


                                                                1998          1997
        ASSETS
Cash and due from banks                                       $    854     $    811
Federal funds sold                                                  --        8,000
Interest-bearing deposits in other financial institutions        7,513        2,330
                                                             ---------    ---------
Cash and cash equivalents                                        8,367       11,141

Investment securities available for sale - at market             1,984          698
Mortgage-backed securities available for sale - at market      119,160       61,457
Loans receivable - net                                         250,922      191,096
Office premises and equipment-at depreciated cost                4,029        3,544
Federal Home Loan Bank stock - at cost                           8,928        5,500
Accrued interest receivable on loans                             1,017          608
Accrued interest receivable on mortgage-backed securities          569          409
Accrued interest receivable on interest-bearing deposits           161           96
Goodwill and other intangible assets                               759           20
Prepaid expenses and other assets                                  278          290
Prepaid federal income taxes                                       344           29
                                                             ---------    ---------
Total assets                                                  $396,518     $274,888
                                                             ---------    ---------
                                                             ---------    ---------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                      $205,829     $146,297
Advances from the Federal Home Loan Bank                       150,000       95,000
Accrued interest payable                                         1,006          636
Other liabilities                                                1,466        1,365
Accrued federal income taxes                                       203         --
Deferred federal income taxes                                      554          166
                                                             ---------    ---------
Total liabilities                                              359,058      243,464

Commitments                                                         --           --

Stockholders' equity
Preferred stock, no par value, 1,000,000 shares
 authorized, none issued                                            --           --
Common stock, $.01 par value, 4,000,000 shares authorized,
 2,268,596 issued at September 30, 1998 and 1997                    23           23
Additional paid-in capital                                      23,593       22,912
Less 57,600 and 282,768 shares of treasury stock - at cost        (333)      (4,386)
Less shares acquired by stock benefit plans                     (1,315)      (1,927)
Retained earnings - restricted                                  15,113       14,751
Unrealized gains on securities designated as available
 for sale, net of related tax effects                              379           51
                                                             ---------    ---------
Total stockholders' equity                                      37,460       31,424
                                                             ---------    ---------
Total liabilities and stockholders' equity                    $396,518     $274,888
                                                             ---------    ---------
                                                             ---------    ---------



The accompanying notes are an integral part of these statements.

                        ENTERPRISE FEDERAL BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            Year ended September 30,
                        (In thousands, except share data)


                                                                1998       1997       1996
Interest income
 Loans                                                        $18,946    $14,067    $10,853
 Mortgage-backed securities                                     5,522      4,147      4,164
 Investment securities                                             79          3         --
 Interest-bearing deposits and other                            1,312        832        643
                                                             --------   --------   --------
  Total interest income                                        25,859     19,049     15,660

Interest expense
 Deposits                                                       9,494      7,299      6,838
 Borrowings                                                     7,902      4,620      2,554
                                                             --------   --------   --------
  Total interest expense                                       17,396     11,919      9,392
                                                             --------   --------   --------

  Net interest income                                           8,463      7,130      6,268

Provision for losses on loans                                     180        165         90
                                                             --------   --------   --------

  Net interest income after provision for losses on loans       8,283      6,965      6,178

Other income
 Gain on sale of investment and mortgage-backed securities        336        597        885
 Other operating                                                  207        129        109
                                                             --------   --------   --------
  Total other income                                              543        726        994

General, administrative and other expense
 Employee compensation and benefits                             3,249      2,548      2,479
 Occupancy and equipment                                          594        385        307
 Federal deposit insurance premiums                               121        122      1,069
 Franchise taxes                                                  424        447        461
 Data processing                                                  168        140        137
 Amortization of goodwill and other intangible assets              71         30         30
 Other operating                                                  455        394        490
                                                             --------   --------   --------
  Total general, administrative and other expense               5,082      4,066      4,973
                                                             --------   --------   --------

  Earnings before income taxes                                  3,744      3,625      2,199

Federal income taxes
 Current                                                        1,118        959      1,102
 Deferred                                                         220        297       (344)
                                                             --------   --------   --------
  Total federal income taxes                                    1,338      1,256        758
                                                             --------   --------   --------

  NET EARNINGS                                                $ 2,406    $ 2,369    $ 1,441
                                                             --------   --------   --------
                                                             --------   --------   --------

  EARNINGS PER SHARE:
   Basic                                                      $  1.19    $  1.23    $   .73
                                                             --------   --------   --------
                                                             --------   --------   --------
   Diluted                                                    $  1.10    $  1.17    $   .70
                                                             --------   --------   --------
                                                             --------   --------   --------



The accompanying notes are an integral part of these statements.

                             ENTERPRISE FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  Year ended September 30,
                           (In thousands, except share data)


                                                                                                     UNREALIZED
                                                                                          SHARES  GAINS (LOSSES)
                                                                                        ACQUIRED  ON SECURITIES
                                                               ADDITIONAL               BY STOCK  DESIGNATED AS
                                                       COMMON     PAID-IN   TREASURY     BENEFIT      AVAILABLE  RETAINED
                                                        STOCK     CAPITAL      STOCK       PLANS       FOR SALE  EARNINGS   TOTAL
Balance at October 1, 1995                               $23     $28,633    $(1,413)     $(3,452)     $ 388      $14,295   $38,474

Capital distribution of $3.00 per share                   --      (5,986)        --           --         --           --    (5,986)
Purchase of treasury shares                               --          --     (1,645)          --         --           --    (1,645)
Unrealized losses on securities designated as
 available for sale, net of related tax effects           --          --         --           --       (153)          --      (153)
Principal repayment on loan to ESOP/amortization
 of expense related to stock benefit plans                --          66         --          859         --           --       925
Net earnings for the year ended September 30, 1996        --          --         --           --         --        1,441     1,441
                                                         ----    --------   --------     --------     --------    -------- --------

Balance at September 30, 1996                             23      22,713     (3,058)      (2,593)       235       15,736    33,056

Dividends of $1.75 per share                              --          --         --           --         --       (3,354)   (3,354)
Purchase of treasury shares                               --          --     (1,328)          --         --           --    (1,328)
Unrealized losses on securities designated as
 available for sale, net of related tax effects           --          --         --           --       (184)          --      (184)
Principal repayment on loan to ESOP/amortization
 of expense related to stock benefit plans                --         199         --          666         --           --       865
Net earnings for the year ended September 30, 1997        --          --         --           --         --        2,369     2,369
                                                         ----    --------   --------     --------     --------    -------- --------

Balance at September 30, 1997                             23      22,912     (4,386)      (1,927)        51       14,571    31,424

Dividends of $1.00 per share                              --           0         --           --         --       (2,044)   (2,044)
Issuance of shares in connection with acquisition         --          --      4,053           --         --           --     4,053
Unrealized gains on securities designated as available
 for sale, net of related tax effects                     --          --         --           --        328           --       328
Principal repayment on loan to ESOP/amortization of
 expense related to stock benefit plans                   --         681         --          612         --           --     1,293
Net earnings for the year ended September 30, 1998        --          --         --           --         --        2,406     2,406
                                                         ----    --------   --------     --------     --------    -------- --------

Balance at September 30, 1998                            $23     $23,593     $ (333)     $(1,315)     $ 379      $15,113   $37,460
                                                         ----    --------   --------     --------     --------    -------- --------
                                                         ----    --------   --------     --------     --------    -------- --------



The accompanying notes are an integral part of these statements.

                        ENTERPRISE FEDERAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended September 30,
                        (In thousands, except share data)



                                                                   1998         1997         1996

Cash flows from operating activities:
 Net earnings for the year                                      $   2,406    $   2,369    $   1,441
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Amortization of discounts and premiums on loans,
   investments and mortgage-backed securities - net                   217           24          (34)
  Amortization of deferred loan origination fees                     (287)        (189)        (170)
  Amortization of expense related to stock
   benefit plans                                                    1,293          865          925
  Depreciation and amortization                                       282          263          121
  Provision for losses on loans                                       180          165           90
  Gain on sale of securities designated as available for sale        (336)        (597)        (885)
  Federal Home Loan Bank stock dividends                             (464)        (297)        (148)
  Increase (decrease) in cash, net of acquisition of North
   Cincinnati Savings Bank, due to changes in:
   Accrued interest receivable                                       (634)        (338)        (272)
   Prepaid expenses and other assets                                   12          (34)         (36)
   Accrued interest payable                                           370          148          112
   Other liabilities                                                 (607)        (546)         878
   Federal income taxes
    Current                                                           228        1,053          304
    Deferred                                                          220          297         (344)
                                                                 --------      -------      --------

    Net cash provided by operating activities                       2,880        3,183        1,982

 Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                (2,266)        (968)          --
  Proceeds from sale of investment securities designated
   as available for sale                                               --          356           --
  Purchase of mortgage-backed securities                         (138,211)     (55,302)     (51,493)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                                54,837       52,714       54,552
  Principal repayments on mortgage-backed securities               26,558        6,728        4,178
  Loan principal repayments                                       139,368       22,494       23,208
  Loan disbursements                                             (158,861)     (65,585)     (61,378)
  Purchase of office premises and equipment                          (196)        (174)      (1,640)
  Proceeds from sale of real estate acquired
   through foreclosure                                                 --           --           19
  Purchase of Federal Home Loan Bank stock                         (2,456)      (2,203)      (1,307)
  Acquisition of North Cincinnati Savings Bank
   common stock - net                                              12,896           --           --
                                                                 --------      -------      --------

    Net cash used in investing activities                         (68,331)     (41,940)     (33,861)
                                                                 --------      -------      --------


    Net cash used in operating and investing activities
    (subtotal carried forward)                                    (65,451)     (38,757)     (31,879)
                                                                 --------      -------      --------

                        ENTERPRISE FEDERAL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            Year ended September 30,
                        (In thousands, except share data)



                                                                                      1998         1997         1996
         Net cash used in operating and investing activities
         (subtotal brought forward)                                                 $(65,451)    $(38,757)    $(31,879)

Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                                   10,461        6,850       11,760
   Proceeds from Federal Home Loan Bank advances                                     130,000       65,000       40,000
   Repayment of Federal Home Loan Bank advances                                      (75,740)     (30,000)     (10,000)
   Escrow deposits                                                                        --         (208)          18
   Purchase of treasury shares                                                            --       (1,328)      (1,645)
   Return of capital distribution                                                         --           --       (5,986)
   Payment of dividends                                                               (2,044)      (3,354)          --
                                                                                    ---------    ---------    ---------
                  Net cash provided by financing activities                           62,677       36,960       34,147
                                                                                    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                  (2,774)      (1,797)       2,268

Cash and cash equivalents at beginning of year                                        11,141       12,938       10,670
                                                                                    ---------    ---------    ---------

Cash and cash equivalents at end of year                                            $  8,367     $ 11,141     $ 12,938
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Federal income taxes                                                           $    700     $    895     $    361
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

     Interest on deposits and borrowings                                            $ 17,026     $ 11,771     $  9,280
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

Supplemental disclosure of noncash investing activities:
   Transfers from loans to real estate acquired
   through foreclosure                                                              $     --     $     --     $     21
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

Unrealized gains (losses) on securities designated as
   available for sale, net of related tax effects                                   $    328     $   (184)    $   (153)
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

Treasury stock issued in connection with acquisition of
   North Cincinnati Savings Bank                                                    $  4,053     $     --     $     --
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

Liabilities assumed and stock and cash paid in acquisition
   of North Cincinnati Savings Bank                                                 $ 57,078     $     --     $     --

Less:  Fair value of assets received                                                  56,268           --           --
                                                                                    ---------    ---------    ---------

Amount assigned to goodwill                                                         $    810     $     --     $     --
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------


The accompanying notes are an integral part of these statements.

                        ENTERPRISE FEDERAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     During fiscal 1994, the Board of Directors of Enterprise Federal Savings Bank (the Savings Bank) adopted an overall plan of conversion and reorganization (the Plan) whereby the Savings Bank would convert to the stock form of ownership (the Conversion), followed by the issuance of all of the Savings Bank's outstanding stock to a newly formed holding company, Enterprise Federal Bancorp, Inc. (the Company), and the issuance of common shares of the Company to subscribing members of the Savings Bank. The Conversion to the stock form of ownership was completed on October 14, 1994, culminating in the Company's issuance of 2,268,596 common shares. Condensed financial statements of the Company as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997 and 1996 are presented in Note L. Future references are made to either the Company or the Savings Bank as applicable.

     July 18, 1997, the Company entered into an Agreement of Merger, which was subsequently amended December 22, 1997, with North Cincinnati Savings Bank (North Cincinnati), pursuant to which North Cincinnati would merge with and into the Savings Bank. The transaction was consummated on February 25, 1998, pursuant to the amended Agreement of Merger, and was accounted for using the purchase method of accounting. The Company effected the acquisition through cash payments totaling approximately $2.5 million and issuance of 225,168 shares of its common stock at a fair value of $18.00 per share. The acquisition resulted in the Savings Bank recording goodwill totaling $810,000, which will be amortized over a fifteen year term using the straight-line method.

     Presented below are pro-forma condensed consolidated statements of earnings and earnings per share which have been prepared as if the acquisition had been consummated as of the beginning of each of the respective years ended September 30, 1998 and 1997.


                                                                   1998                  1997
                                                             ------------------  ------------------
                                                              (In Thousands, except share data)
Total interest income                                           $27,515                $23,212
Total interest expense                                           18,588                 14,835
                                                                 ------                 ------
Net interest income                                               8,927                  8,377
Provision for losses on loans                                       180                    165
Other income                                                        517                    796
General, administrative and other expense                         5,492                  5,389
                                                                -------                -------
Earnings before income taxes                                      3,772                  3,019
Federal income taxes                                              1,338                  1,205
                                                                -------                -------
Net earnings                                                    $ 2,434                $ 2,414
                                                                -------                -------
                                                                -------                -------
Earnings per share

         Basic                                                  $  1.10                $  1.13
                                                                -------                -------
                                                                -------                -------
         Diluted                                                $  1.07                $  1.07
                                                                -------                -------
                                                                -------                -------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

     The Company conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Company's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

     The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

     The following is a summary of the Company's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

     1. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Savings Bank. All significant intercompany balances and transactions have been eliminated.

     2. INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The Company accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses charged to operations or stockholders' equity, respectively.

     At September 30, 1998 and 1997, the Company's stockholders' equity reflected unrealized gains on securities designated as available for sale, net of applicable tax effects, totaling $379,000 and $51,000, respectively.

     Realized gains or losses on sales of securities are recognized using the specific identification method.

     3. LOANS RECEIVABLE

     Loans receivable are stated at the principal amount outstanding, adjusted for deferred loan origination fees, the allowance for loan losses and premiums and discounts on purchased loans. Premiums and discounts on loans purchased are amortized and accreted to operations using the interest method over the life of the underlying loans.

     Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     3. LOANS RECEIVABLE (continued)

     judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

     4. LOAN ORIGINATION FEES

     The Savings Bank accounts for loan origination fees in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e. principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Savings Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

     5. ALLOWANCE FOR LOSSES ON LOANS

     It is the Savings Bank's policy to provide valuation allowances for estimated losses on loans based on past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in its primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Savings Bank records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     5. ALLOWANCE FOR LOSSES ON LOANS (continued)


     The Savings Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The Savings Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.

     A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Savings Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Savings Bank's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

     Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

     At September 30, 1998 and 1997, the Savings Bank had no loans that would be defined as impaired under SFAS No. 114.

     6. OFFICE PREMISES AND EQUIPMENT

     Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line and accelerated methods over the useful lives of the assets, estimated to be forty to fifty years for buildings, ten to forty years for building improvements, and five to ten years for furniture and equipment. An accelerated method is used for tax reporting purposes.

     7. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

     Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the amount determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

     8. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill resulting from the acquisition of North Cincinnati, totaling $810,000, is being amortized over a fifteen year period using the straight-line method.

     Goodwill also includes the unidentified intangible assets resulting from the Savings Bank's purchase of branch offices from other financial institutions. Management periodically evaluates the carrying value of these intangible assets in relation to the continuing earnings capacity of such offices.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     9. INCOME TAXES

     The Company accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

     The Company's principal temporary differences between pretax financial income and taxable income result primarily from different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, certain components of retirement expense, the general loan loss allowance and the percentage of earnings bad debt deduction. Additional differences result from depreciation computed utilizing accelerated methods for tax purposes.

     10. RETIREMENT AND INCENTIVE PLANS

     The Company has several retirement and incentive plans covering the directors and substantially all employees. Such plans are more fully described as follows.

     In conjunction with the Conversion, the Company implemented an Employee Stock Ownership Plan (ESOP). The ESOP provides retirement benefits for all employees who have completed one year of service and have attained the age of 21. The Company accounts for the ESOP in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 requires that compensation expense recorded by employers be based on the fair value of ESOP shares allocated to participants during a fiscal year. The Company recognized expense related to the ESOP totaling $786,000, $545,000 and $652,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

     Additionally, the Company adopted a Management Recognition Plan (MRP). The MRP purchased 90,744 shares of the Company's common stock during fiscal 1995 at an average price per share of $14.64. All of the shares available under the MRP were granted to executive officers of the Savings Bank. Common stock granted under the MRP vests ratably over a five-year period, commencing in November, 1994. A provision of $589,000, $472,000 and $234,000 was charged to expense for the MRP for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

     The Savings Bank is a participant in a multi-employer defined benefit pension plan that covers substantially all employees. The Savings Bank funds its pension plan through participation in the Pentegra Fund (the
     Fund). The pension plan maintains a fully funded status at September 30, 1998 while the provision for pension expense totaled $22,000 and $99,000 for the fiscal years ended September 30, 1997 and 1996, respectively. Pension expense is computed by the Fund's actuaries utilizing the frozen initial liability method and assuming a 7.5% return on Fund assets. The Savings Bank is not required to disclose separate actuarial information due the Fund's classification as a multi-employer pension plan.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

     The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at September 30, 1998 and 1997:

          CASH AND CASH EQUIVALENTS: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

          INVESTMENT AND MORTGAGE-BACKED SECURITIES: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

          LOANS RECEIVABLE: The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

          FEDERAL HOME LOAN BANK STOCK: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

          DEPOSITS: The fair value of NOW accounts, passbook accounts, money market and escrow deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

          ADVANCES FROM FEDERAL HOME LOAN BANK: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities.

          COMMITMENTS TO EXTEND CREDIT: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 1998 and 1997, the difference between the fair value and notional amount of loan commitments was not material.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     11. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments at September 30 are as follows:

                                                                                 1998                             1997
                                                                       CARRYING         FAIR          CARRYING             FAIR
                                                                          VALUE         VALUE          VALUE              VALUE
                                                                                            (In thousands)
           Financial assets
            Cash and cash equivalents                              $    8,367        $   8,367        $ 11,141          $ 11,141
            Investment securities                                       1,984            1,984             698               698
            Mortgage-backed securities                                119,160          119,160          61,457            61,457
            Loans receivable                                          250,922          255,751         191,096           190,597
            Stock in Federal Home Loan Bank                             8,928            8,928           5,500             5,500
                                                                     --------         --------        --------          --------
                                                                     $389,361         $394,190        $269,892          $269,393
                                                                     --------         --------        --------          --------
                                                                     --------         --------        --------          --------
           Financial liabilities
            Deposits                                                 $205,829         $206,332        $146,297          $147,136
                                                                                       -------
            Advances from Federal Home Loan Bank                      150,000          150,299          95,000            94,936
                                                                      -------          -------        --------            ------
                                                                     $355,829         $356,631        $241,297          $242,072
                                                                     --------         --------        --------          --------
                                                                     --------         --------        --------          --------

     12. CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

     13. EARNINGS PER SHARE AND DIVIDENDS PER SHARE

     Basic earnings per share for the years ended September 30, 1998, 1997 and 1996 is computed based upon the weighted-average shares outstanding during the period less 63,796, 85,518 and 113,714 shares, respectively, in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding totaled 2,024,637, 1,920,482 and 1,984,616 for the years ended September 30, 1998, 1997 and 1996, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,180,170, 2,026,254 and 2,067,765 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

     Effective during the fiscal year ended September 30, 1998, the Company began presenting earnings per share pursuant to the provisions of SFAS No. 128, "Earnings Per Share." Accordingly, the fiscal 1997 and 1996 earnings per share presentation has been revised to conform to SFAS No. 128.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     13. EARNINGS PER SHARE AND DIVIDENDS PER SHARE (continued)

     During fiscal 1996, the Company declared a dividend of $3.00 per common share, which was paid in October, 1995 from funds retained by the Company in the Conversion and was deemed by management to constitute a return of excess capital. Accordingly, the Company charged the return of capital dividend to additional paid-in-capital. Management has obtained a Private Letter Ruling from the Internal Revenue Service which states that the Company's dividend payments in excess of accumulated earnings and profits are considered a tax-free return of capital for federal income tax purposes. As a result, management determined that approximately $2.95 of the fiscal 1996 distribution constitutes a tax-free return of capital.

     14. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1998 consolidated financial statement presentation.

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 1998 and 1997 are summarized as follows.

                                                                                         1998
                                                                                  GROSS            GROSS        ESTIMATED
                                                           AMORTIZED         UNREALIZED       UNREALIZED             FAIR
                                                                COST              GAINS           LOSSES            VALUE
                                                                                     (In thousands)
     Equity securities                                        $2,266                $12             $294           $1,984
                                                              ------             ------           ------           ------
                                                              ------             ------           ------           ------

                                                                                          1997
                                                                                  GROSS            GROSS        ESTIMATED
                                                           AMORTIZED         UNREALIZED       UNREALIZED             FAIR
                                                                COST              GAINS           LOSSES            VALUE
                                                                                      (In thousands)
     Equity securities                                          $698               $ --             $ --             $698
                                                              ------             ------           ------           ------
                                                              ------             ------           ------           ------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of mortgage-backed securities at September 30, 1998 and 1997 are summarized as follows:


                                                                                         1998
                                                                                  GROSS            GROSS        ESTIMATED
                                                           AMORTIZED         UNREALIZED       UNREALIZED             FAIR
                                                                COST              GAINS           LOSSES            VALUE
                                                                                    (In thousands)
     AVAILABLE FOR SALE:
       Federal National Mortgage Association
         participation certificates                         $ 35,233             $   43             $ 34         $ 35,242
       Government National Mortgage Association
         participation certificates                           41,568                 --              190           41,378

       Collateralized mortgage obligations                    41,503              1,056               19           42,540
                                                            --------           --------         --------         --------

                                                            $118,304             $1,099             $243         $119,160
                                                            --------           --------         --------         --------
                                                            --------           --------         --------         --------


                                                                                         1997
                                                                                  GROSS            GROSS        ESTIMATED
                                                           AMORTIZED         UNREALIZED       UNREALIZED             FAIR
                                                                COST              GAINS           LOSSES            VALUE
                                                                                    (In thousands)

     AVAILABLE FOR SALE:
       Federal Home Loan Mortgage Corporation
         participation certificates                          $14,943                $53             $ 75          $14,921
       Federal National Mortgage Association
         participation certificates                           33,906                 48              122           33,832

       Collateralized mortgage obligations                    12,530                178                4           12,704
                                                             -------            -------          -------          -------

                                                             $61,379               $279             $201          $61,457
                                                             -------            -------          -------          -------
                                                             -------            -------          -------          -------

     The amortized cost of mortgage-backed securities at September 30, 1998, by contractual terms to maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.


                                                                      AMORTIZED COST
                                                                      ---------------
                                                                       (IN THOUSANDS)
     Due within ten years                                                  $  2,742

     Due after ten years                                                    115,562
                                                                          ---------
                                                                           $118,304
                                                                          ---------
                                                                          ---------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE C - LOANS RECEIVABLE

     The composition of the loan portfolio is as follows at September 30:

                                                                        1998                         1997
                                                                                 (In thousands)
     Residential real estate
       One-to-four family                                             $177,626                    $130,022
       Equity lines                                                     23,936                      19,781
       Multi-family                                                     10,162                       4,693
       Construction                                                     24,362                      15,960
     Nonresidential real estate and land                                35,577                      38,516
     Consumer and other                                                  3,655                       1,009
                                                                     ---------                   ---------
                                                                       275,318                     209,981
     Less:
       Undisbursed portion of loans in process                          10,328                       7,821
       Deferred loan origination fees                                    1,127                       1,017
       Allowance for loan losses                                           806                         575
       Undisbursed portion of equity lines                              12,135                       9,472
                                                                     ---------                   ---------
                                                                      $250,922                    $191,096
                                                                     ---------                   ---------
                                                                     ---------                   ---------

     The Savings Bank's lending efforts have historically focused on one-to-four family and multi-family residential real estate loans, which comprise approximately $205.7 million or 82% the total loan portfolio at September 30, 1998 and $141.3 million, or 74%, of the total loan portfolio at September 30, 1997. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Savings Bank with adequate collateral coverage in the event of default. Nevertheless, the Savings Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Savings Bank's primary lending area are presently stable. The Savings Bank maintains participating interests in loans sold in the secondary market retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $3.8 million at September 30, 1998.

NOTE D - ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is summarized as follows:

                                                                1998                   1997                   1996
                                                                              (In thousands)
     Balance at beginning of period                             $575                   $410                   $323
     Provision for losses on loans                               180                    165                     90
     Increase due to acquisition                                  51                     --                     --
     Charge-offs of loans                                         --                     --                     (3)
                                                               -----                  -----                  -----
     Balance at end of period                                   $806                   $575                   $410
                                                               -----                  -----                  -----
                                                               -----                  -----                  -----

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE D - ALLOWANCE FOR LOAN LOSSES (continued)

     As of September 30, 1998, the Savings Bank's allowance for loan losses was solely general in nature, and is includible as a component of regulatory risk-based capital.

     Nonperforming and renegotiated loans for which interest has been reduced totaled approximately $38,000, $33,000 and $203,000 at September 30, 1998, 1997 and 1996, respectively. Interest income which would have been recognized if such loans had been performing pursuant to contractual terms totaled approximately $3,000, $3,000 and $12,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

NOTE E - OFFICE PREMISES AND EQUIPMENT

     Office premises and equipment at September 30 are comprised of the following:

                                                                   1998                   1997
                                                                           (In thousands)
     Land and improvements                                       $  879                 $  839
     Office buildings and improvements                            3,011                  3,110
     Leasehold improvements                                         300                     --
     Furniture, fixtures and equipment                            1,465                  1,009
                                                                  -----                  -----
                                                                  5,655                  4,958

     Less accumulated depreciation and
       amortization                                               1,626                  1,414
                                                                  -----                  -----
                                                                 $4,029                 $3,544
                                                                  -----                  -----
                                                                  -----                  -----

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE F - DEPOSITS

     Deposits consist of the following major classifications at September 30:

                                                              1998                                 1997
                                                     AMOUNT              %               AMOUNT               %
                                                                       (Dollars in thousands)
     DEPOSIT TYPE AND WEIGHTED-
     AVERAGE INTEREST RATE
     Now accounts
         1998 - 1.25%                                $12,170            5.91%
         1997 - 1.44%                                                                  $  9,208              6.29%
     Passbook
         1998 - 2.50%                                 18,606            9.04
         1997 - 3.00%                                                                    15,949             10.90
     Money market deposit accounts
         1998 - 4.39%                                 29,447           14.31
         1997 - 4.35%                                                                    21,694             14.83
                                                  ----------      ----------         ----------        ----------
     Total demand, transaction and  passbook
       deposits                                       60,223           29.26             46,851             32.02

     Certificates of deposit
     Original maturities of:
     12 months or less
         1998 - 5.16%                                 47,889           23.27
         1997 - 5.59%                                                                    36,902             25.23
     Over 12 months to 36 months
         1998 - 6.02%                                 53,971           26.22
         1997 - 5.96%                                                                    32,655             22.32
     More than 36 months
         1998 - 6.36%                                 43,746           21.25
         1997 - 6.42%                                                                    29,889             20.43
                                                  ----------      ----------         ----------        ----------

     Total certificates of deposit                   145,606           70.74             99,446             67.98
                                                  ----------      ----------         ----------        ----------

     Total deposits                                 $205,829          100.00%          $146,297            100.00%
                                                  ----------      ----------         ----------        ----------
                                                  ----------      ----------         ----------        ----------

     The Savings Bank had deposit accounts with balances greater than $100,000 totaling $37.0 million and $19.3 million at September 30, 1998 and 1997, respectively.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE F - DEPOSITS (continued)

     Interest expense on deposits for the years ended September 30 is summarized as follows:

                                                                   1998                   1997                  1996
                                                                                     (In thousands)
     Passbook                                                    $  475                 $  497                $  528
     NOW and money market deposit
       accounts                                                   1,261                  1,000                   738
     Certificates of deposit                                      7,758                  5,802                 5,572
                                                                  -----                  -----                 -----

                                                                 $9,494                 $7,299                $6,838
                                                                  -----                  -----                 -----
                                                                  -----                  -----                 -----

     Maturities of outstanding certificates of deposit are summarized as follows at September 30:

                                                                   1998                   1997
                                                                       (In thousands)
     Less than one year                                        $ 75,895                $52,763
     One to three years                                          46,824                 36,598
     Over three years                                            22,887                 10,085
                                                                -------                -------
                                                               $145,606                $99,446
                                                                -------                 ------
                                                                -------                 ------

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank, collateralized at September 30, 1998 by certain residential mortgage loans totaling $177.6 million, certain mortgage-backed securities totaling $85.3 million and the Savings Bank's investment in Federal Home Loan Bank stock are summarized as follows:

                                                  MATURING IN FISCAL              SEPTEMBER 30,
     INTEREST RATE                                  YEAR ENDING IN                   1998                      1997
                                                                                 (In thousands)
     5.51% - 5.60%                                       1998                    $     --                   $25,000
     5.60%                                               1999                          --                    30,000
     6.25%                                               2000                      10,000                    10,000
     6.20%                                               2003                      10,000                        --
     6.75%                                               2005                      10,000                    10,000
     6.50%                                               2006                      10,000                    10,000
     6.51%                                               2007                      10,000                    10,000
     4.92% - 6.45%                                       2008                      90,000                        --
     6.50%                                               2013                      10,000                        --
                                                                                 --------                  --------
                                                                                 $150,000                   $95,000
                                                                                 --------                  --------
                                                                                 --------                  --------
     Weighted-average interest rate                                                 5.76%                     5.98%
                                                                                 --------                  --------
                                                                                 --------                  --------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE H - FEDERAL INCOME TAXES

     Federal income taxes differ from the amounts computed at the statutory corporate tax rate as follows for the years ended September 30:

                                                                    1998               1997                1996
                                                                                 (In thousands)
     Federal income taxes computed at
       statutory rate                                             $1,273             $1,233               $748
     Increase in taxes resulting from:
       Amortization of goodwill                                       24                 10                 10
       Other                                                          41                 13                ---
                                                                 -------            -------            -------
     Federal income tax provision per consolidated
       financial statements                                       $1,338             $1,256               $758
                                                                 -------            -------            -------
                                                                 -------            -------            -------

     The composition of the Company's net deferred tax liability is as follows at September 30:


     TAXES (PAYABLE) REFUNDABLE ON TEMPORARY                                                   1998              1997
     DIFFERENCES AT STATUTORY RATE:
                                                                                                     (In thousands)
     Deferred tax liabilities:
       Federal Home Loan Bank stock dividends                                               $  (604)            $(346)
       Difference between book and tax depreciation                                            (209)             (167)
       Percentage of earnings bad debt deduction                                               (404)             (386)
       Unrealized gain on securities designated as available for sale                          (195)              (27)
                                                                                            --------          --------
                  Total deferred tax liabilities                                             (1,412)             (926)

     Deferred tax assets:
       General loan loss allowance                                                              274               195
       Deferred loan origination fees                                                           383               346
       Deferred compensation                                                                    176                72
       Employee stock benefit plans                                                              --               130
       Other                                                                                     25                17
                                                                                            --------          --------
                  Total deferred tax assets                                                     858               760
                                                                                            --------          --------

                  Net deferred tax liability                                                 $ (554)            $(166)
                                                                                            --------          --------
                                                                                            --------          --------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE H - FEDERAL INCOME TAXES (continued)

     In prior years, the Savings Bank was allowed a special bad debt deduction, generally limited to 8% of otherwise taxable income, and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at September 30, 1998, includes approximately $3.1 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $661,000 at September 30, 1998. See Note K for additional information regarding the Savings Bank's future percentage of earnings bad debt deductions.

NOTE I - LOAN COMMITMENTS

     The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Savings Bank's involvement in such financial instruments.

     The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

     At September 30, 1998, the Savings Bank had outstanding commitments of approximately $4.5 million to originate loans, consisting of $737,000 of fifteen year fixed rate loans at interest rates ranging from 7.00% to 8.25%, $2.1 million of thirty year fixed rate loans at interest rates ranging from 7.50% to 8.25%, and $1.7 million in adjustable rate loans. Additionally, the Savings Bank had commitments under unused lines of credit totaling $12.1 million. In the opinion of management all loan commitments equaled or exceeded prevalent market interest rates as of September 30, 1998, and will be funded from existing excess liquidity and normal cash flow from operations.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE J - REGULATORY CAPITAL

     The Savings Bank is subject to regulatory capital requirements promulgated by the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Such minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings institutions. Management anticipates no material change to the Savings Bank's present excess regulatory capital position as a result of this change to the regulatory capital requirement. The risk-based capital requirement provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Savings Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

     During the 1998 fiscal year, the Savings Bank was notified by its regulator that it was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Savings Bank must maintain minimum capital ratios as set forth in the following table.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE J - REGULATORY CAPITAL (continued)

     As of September 30, 1998 and 1997, management believes that the Savings Bank met all capital adequacy requirements to which it is subject.


                                                                        1998
                                                                                                        TO BE "WELL-
                                                                                                      CAPITALIZED" UNDER
                                                                     FOR CAPITAL                      PROMPT CORRECTIVE
                                      ACTUAL                      ADEQUACY PURPOSES                    ACTION PROVISIONS
                               ----------------------           ----------------------             ------------------------
                               AMOUNT          RATIO             AMOUNT         RATIO               AMOUNT            RATIO
                                                                  (Dollars in thousands)
    Risk-based capital        $27,464          12.1%            $18,136          8.0%               $22,670            10.0%

    Core capital              $26,658           6.8%            $15,720          4.0%               $23,580             6.0%

    Tangible capital          $26,658           6.8%            $ 5,880          1.5%               $19,650             5.0%



                                                                        1997
                                                                                                          TO BE "WELL-
                                                                                                      CAPITALIZED" UNDER
                                                                     FOR CAPITAL                       PROMPT CORRECTIVE
                                      ACTUAL                      ADEQUACY PURPOSES                    ACTION PROVISIONS
                               ----------------------           ----------------------             ------------------------
                               AMOUNT          RATIO             AMOUNT         RATIO               AMOUNT            RATIO
                                                                  (Dollars in thousands)
    Risk-based capital         $29,265         19.0%            $12,295          8.0%              $15,369           10.0%

    Core capital               $28,690         10.5%            $ 8,224          3.0%              $16,448            6.0%

    Tangible capital           $28,690         10.5%            $ 4,112          1.5%              $13,707            5.0%


     The Company's management believes that, under the current regulatory capital regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the management, such as a protracted increase in interest rates or a downturn in the economy in the Savings Bank's market areas, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE K - LEGISLATIVE MATTERS

     The deposit accounts of the Savings Bank and of other savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May, 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996 and 1997, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

     Legislation was enacted to recapitalize the SAIF that provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank had $115.9 million in deposits at March 31, 1995, resulting in an assessment of approximately $770,000, or $508,000 after tax, which was charged to operations in fiscal 1996.

     A component of the recapitalization plan provided for the merger of the SAIF and BIF on January 1, 1999. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks. In the opinion of management, such activity limit restrictions would not have a material effect on the Company's financial position or results of operations.

     Under separate legislation related to the recapitalization plan, the Savings Bank is required to recapture as taxable income approximately $1.2 million of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its reserve in the future. The Savings Bank has provided deferred taxes for this amount and will be permitted to amortize the recapture of its bad debt reserve over six years.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE L - CONDENSED FINANCIAL STATEMENTS OF ENTERPRISE FEDERAL BANCORP, INC.

     The following condensed financial statements summarize the financial position of Enterprise Federal Bancorp, Inc. as of September 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended September 30, 1998, 1997 and 1996.

                        ENTERPRISE FEDERAL BANCORP, INC.
                        STATEMENTS OF FINANCIAL CONDITION
                                  September 30,
                                 (In thousands)

                                                                                           1998                   1997
        ASSETS
Cash and due from banks                                                                  $ 7,186                $ 1,357
Loan receivable from Employee Stock Ownership Plan                                           768                  1,114
Investment in Enterprise Federal Savings Bank                                             28,078                 28,761
Investment in equity securities                                                            1,984                    698
Prepaid expense and other assets                                                              27                    110
                                                                                         -------                -------

Total assets                                                                             $38,043                $32,040
                                                                                         -------                -------
                                                                                         -------                -------

        LIABILITIES & STOCKHOLDERS' EQUITY

Other liabilities                                                                        $   583                $   616
Common stock                                                                                  23                     23
Additional paid-in capital                                                                34,908                 33,503
Treasury stock, at cost                                                                     (333)                (4,386)
Unrealized gains on securities designated
 as available for sale                                                                       379                     51
Retained earnings                                                                          2,483                  2,233
                                                                                         -------                -------
Total stockholders' equity                                                               $ 7,460                $31,424
                                                                                         -------                -------

Total liabilities and stockholders' equity                                               $38,043                $32,040
                                                                                         -------                -------
                                                                                         -------                -------

                        ENTERPRISE FEDERAL BANCORP, INC.
                             STATEMENTS OF EARNINGS
                            Years ended September 30,
                                 (In thousands)

                                                                  1998               1997             1996
Revenue
   Interest and dividend income                                 $  286             $  143           $  165
   Gain on sale of investments                                      10                 86               --
   Equity in earnings of subsidiary                              2,302              2,334            1,541
                                                                ------             ------           ------
   Total revenue                                                 2,598              2,563            1,706

General and administrative expenses                                192                194              265
                                                                ------             ------           ------

NET EARNINGS                                                    $2,406             $2,369           $1,441
                                                                ------             ------           ------
                                                                ------             ------           ------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE L - CONDENSED FINANCIAL STATEMENTS OF ENTERPRISE FEDERAL BANCORP, INC. (continued)


                        ENTERPRISE FEDERAL BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                            Year ended September 30,
                                 (In thousands)

                                                                                            1998           1997            1996
Cash provided by (used in) operating activities:
   Net earnings for the period                                                            $2,406          $2,369         $1,441
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities
     Undistributed earnings of consolidated subsidiary                                        --            (345)            --
     Dividend received from subsidiary in excess of earnings                               2,698              --            436
     Gain on sale of investments                                                             (10)            (86)            --
     Increase (decrease) in cash due to changes in:
     Prepaid expenses and other assets                                                       (27)             28           (137)
     Other liabilities                                                                       (33)            616             --
                                                                                         -------         -------        -------
         Net cash provided by operating activities                                         5,034           2,582          1,740

 Cash flows provided by (used in) investing activities:
   Purchase of investments                                                                (2,266)           (968)            --
   Proceeds from sale of investments                                                         760             356             --
   Proceeds from repayment of loan to ESOP                                                   346             406            603
   Repayment of loan to Enterprise Federal Savings Bank                                       --           3,572          3,428
                                                                                         -------         -------        -------
         Net cash provided by (used in) investing activities                              (1,160)          3,366          4,031

Cash flows provided by (used in) financing activities:
   Acquisition of North Cincinnati Savings Bank
     common stock-net                                                                      3,999              --             --
   Payment of dividends and distributions on common stock                                 (2,044)         (3,354)        (5,986)
   Purchase of treasury stock                                                                 --          (1,328)        (1,645)
   Sale of stock for stock benefit plans                                                      --              --          1,329
                                                                                         -------         -------        -------
         Net cash provided by (used in) financing activities                               1,955          (4,682)        (6,302)
                                                                                         -------         -------        -------

Net increase (decrease) in cash and cash equivalents                                       5,829           1,266           (531)
                                                                                         -------         -------        -------

Cash and cash equivalents at beginning of year                                             1,357              91            622
                                                                                         -------         -------        -------

Cash and cash equivalents at end of year                                                 $ 7,186        $  1,357        $    91
                                                                                         -------         -------        -------
                                                                                         -------         -------        -------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996

NOTE L - CONDENSED FINANCIAL STATEMENTS OF ENTERPRISE FEDERAL BANCORP, INC. (continued)

     Regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Under such regulations a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirement is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS of the planned dividend) to make capital distributions during a calendar year in the amount of (i) up to 100% of its net earnings to date during the year plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its fully phased-in capital to assets ratio at the beginning of the year (ii) or 75% of its net earnings for the most recent four quarters. Pursuant to such OTS dividend regulations, the Savings Bank had the ability to pay dividends of approximately $3.0 million to the Company at September 30, 1998.

NOTE M - STOCK OPTION PLAN

     During fiscal 1995, the Board of Directors adopted a Stock Option Plan that provided for the issuance of 226,860 shares of authorized, but unissued shares of common stock. The Board of Directors granted options to purchase shares of stock at an exercise price equal to the fair value of the shares on the date of the grant, as subsequently adjusted for return of capital distribution. The plan provides for one-fifth of the shares granted to be exercisable on each of the first five anniversaries of the date of the Plan, commencing in November, 1994. As of September 30, 1998 none of the stock options granted had been exercised.

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1998            1997             1996
    Net earnings                          As reported                   $2,406         $ 2,369          $ 1,441
                                                                      --------        --------         --------
                                                                      --------        --------         --------
                                            Pro-forma                   $2,406         $ 2,333          $ 1,403
                                                                      --------        --------         --------
                                                                      --------        --------         --------
    Earnings per share
    Basic                                 As reported                   $ 1.19         $  1.23          $   .73
                                                                      --------        --------         --------
                                                                      --------        --------         --------
                                            Pro-forma                   $ 1.19         $  1.21          $   .71
                                                                      --------        --------         --------
                                                                      --------        --------         --------
    Diluted                               As reported                   $ 1.10         $  1.17          $   .70
                                                                      --------        --------         --------
                                                                      --------        --------         --------
                                            Pro-forma                   $ 1.10         $  1.15          $   .68
                                                                      --------        --------         --------
                                                                      --------        --------         --------

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996


NOTE M - STOCK OPTION PLAN (continued)

     The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of 7.0% and expected volatility of 20.0% for all years; risk-free interest rates of 6.5% in fiscal 1998 and 1997 and 6.0% in fiscal 1996, and expected lives of ten years.

     A summary of the status of the Company's stock option plan as of September 30, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                  1998                     1997                       1996
                                                     Weighted-                 Weighted-                   Weighted-
                                                       average                   average                     average
                                                      exercise                  exercise                    exercise
                                           Shares        price        Shares       price       Shares          price

  Outstanding at beginning of year        226,860        $9.45       222,324       $ 9.36     217,788          $9.25
  Granted                                     ---          ---         4,536       $14.00       4,536         $14.75
  Exercised                                   ---          ---           ---          ---         ---            ---
  Forfeited                                   ---          ---           ---          ---         ---            ---
                                          -------      -------       -------      -------     -------        -------

  Outstanding at end of year              226,860        $9.45       226,860       $ 9.45     222,324         $ 9.36
                                          -------      -------       -------      -------     -------        -------
                                          -------      -------       -------      -------     -------        -------
  Options exercisable at year-end         133,397        $9.45        88,015       $ 9.45      43,554         $ 9.36
                                          -------      -------       -------      -------     -------        -------
                                          -------      -------       -------      -------     -------        -------

  Weighted-average fair value of
      options granted during the year                      N/A                      $1.77                      $1.75
                                                                                  -------                    -------
                                                                                  -------                    -------


    The following information applies to options outstanding at September 30, 1998:

Number outstanding                                                                     226,860
Range of exercise prices                                                        $9.25 - $14.75
Weighted-average exercise price                                                          $9.45
Weighted-average remaining contractual life                                          6.3 years

NOTE N - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM

     During fiscal 1994, the Savings Bank's Board of Directors adopted an overall plan of conversion and reorganization (the Plan) whereby the Savings Bank would convert to the stock form of ownership, followed by the issuance of all of the Savings Bank's outstanding common stock to a newly formed holding company, Enterprise Federal Bancorp, Inc. (the Corporation).

     On October 14, 1994, the Savings Bank completed its conversion to the stock form of ownership, and issued all of the Savings Bank's outstanding common shares to the Corporation.

     In connection with the conversion, the Corporation sold 2,268,596 shares to depositors of the Savings Bank at a price of $13.00 per share which, after consideration of offering expenses totaling $836,000, and shares purchased by employee stock benefit plans, resulted in net cash proceeds of $26.3 million.

     At the date of the conversion, the Savings Bank established a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition used in the conversion offering circular. The liquidation account will be maintained for the benefit of eligible savings account holders who maintained deposit accounts in the Savings Bank after conversion.

                        ENTERPRISE FEDERAL BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        September 30, 1998, 1997 and 1996



NOTE N - CORPORATE REORGANIZATION AND CONVERSION TO STOCK FORM (continued)

    In the event of a complete liquidation (and only in such event), each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and payment of dividends by the Savings Bank, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

    The Savings Bank may not declare or pay a cash dividend on, or repurchase any of its common shares, if the effect thereof would cause the Savings Bank's stockholders' equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

NOTE O - PENDING BUSINESS COMBINATIONS

     In July 1998, the Corporation entered into a definitive agreement to acquire all the outstanding shares of Security Savings Holding Company, Inc. for cash consideration totaling approximately $13.0 million. The acquisition will be accounted for using the purchase method of accounting. Consummation of the pending combination is anticipated in November 1998 following the receipt of required regulatory and stockholder approval.

     In September 1998, the Corporation also entered into a definitive agreement to be acquired by Fifth Third Bancorp, Inc. for a consideration of common stock totaling approximately $96.4 million. The acquisition will be accounted for using the pooling of interest method of accounting. Consummation of the pending combinations is anticipated in March 1999 following the receipt of required regulatory and stockholder approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

          The Amended and Restated Articles of Incorporation of the Company provide that the Board of Directors of the Company shall be divided into two classes if the Board consists of six, seven or eight members, or into three classes if the Board consists of nine or more members. One class is to be elected annually. The Board of Directors currently consists of six members. Stockholders of the Company are not permitted to cumulate their votes for the election of directors.

          No director is related to any other director or executive officer of the Company by blood, marriage or adoption.

     The following table presents information concerning the directors of the Company.


                                                       Principal Occupation During              Director
          Name                        Age(1)                the Past Five Years                   Since
          ----                        ------                -------------------                   -----
Otto L. Keeton                         64          Chairman of the Board, President and           1970
                                                   Chief Executive Officer of the Company
                                                   and, since 1984, of the Bank; Between
                                                   1959 and 1984 served the Bank in various
                                                   capacities, including Chief Loan Officer
                                                   and Chief Operating Officer.

Terrell G. Marty                       59          Director; Owner of Terry G. Marty CLC &        1983
                                                   Associates, Inc., an insurance sales and
                                                   management firm located in Cincinnati,
                                                   Ohio.

Steven A. Wilson                       53          Director; President and Chief Operating        1987
                                                   Officer of The Bases Group (BBI
                                                   Marketing Services, Inc.), a
                                                   marketing firm located in
                                                   Covington, Kentucky.

Michael R. Meister                     56          Director, Vice President and Chief             1993
                                                   Operating Officer of the Company and,
                                                   since 1969, of the Bank; Between 1969
                                                   and 1994 served as Treasurer of the Bank.

Edith P. Mayer                         69          Director and Corporate Secretary;              1979
                                                   Presently retired.

David G. Hendy                         55          Director; President and co-owner of            1998
                                                   Stern-Hendy Properties, Inc., a
                                                   real estate development and
                                                   management firm located in
                                                   Cincinnati, Ohio.

--------------------

(1)  As of September 30, 1998.

STOCKHOLDER NOMINATIONS

          Article X.D of the Company's Amended and Restated Articles of Incorporation governs nominations for election to the Board of Directors and requires all such nominations, other than those made by the Board, to be made at a meeting of stockholders called for the election of directors, and only by a stockholder who has complied with the notice provisions in that section. In order for a stockholder of the Company to make any such nominations, he or she shall give notice thereof in writing, delivered or mailed by first class mail to the Secretary of the Company not less than thirty days nor more than sixty days prior to any such meeting; provided, however, that if less than forty days' notice of the meeting is given to stockholders, such written notice shall be delivered or mailed, as prescribed, to the Secretary of the Company not later than the close of the tenth day following the day on which notice of the meeting was mailed to stockholders. Each such notice given by a stockholder with respect to nominations for the election of directors shall set forth (i) the name, age, business address and, if known, residence address of each nominee, and (iii) the number of shares of stock of the Company which are beneficially owned by each such nominee. In addition, the stockholder making such nomination shall promptly provide any other information reasonably requested by the Company.

COMMITTEES AND MEETINGS OF THE BOARD OF THE BANK AND COMPANY

          The Board of Directors of the Company meets on a quarterly basis and the Board of Directors of the Bank meets on a monthly basis and may have additional special meetings upon the request of the Chairman or a majority of the Directors. During the fiscal year ended September 30, 1998, the Board of Directors of the Company met six times and the Board of Directors of the Bank met 14 times. No director attended fewer than 75% of the total number of Board meetings or committee meetings on which he served that were held during this period. The Board of Directors of the Company has not yet established any committees. The Board of Directors of the Bank has established an Audit Committee and an Executive Committee.

          AUDIT COMMITTEE. The Audit Committee, which consists of the entire Board, reviews the records and affairs of the Bank, engages the Bank's external auditors and reviews their reports. The Audit Committee met once during fiscal 1998.

          EXECUTIVE COMMITTEE. The Executive Committee is authorized to exercise all the authority of the Board of Directors in the management of the Bank between Board meetings except as otherwise provided in the Bank's Bylaws. The Executive Committee, which consists of the President and any two outside directors, met 18 times in fiscal 1998.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

          Set forth below is information with respect to the principal occupations during the last five years for the two executive officers of the Company and the Bank who do not serve as directors. Executive officers of the Company and the Bank are appointed annually by the Boards of Directors.

          STEVEN M. POMEROY. Age 47. Mr. Pomeroy is Vice President of the Company. Mr. Pomeroy as served the Bank as a Vice President and Loan Officer since 1987.

          THOMAS J. NOE. Age 38. Mr. Noe is Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Noe joined the Bank as Vice President, Chief Financial Officer and Treasurer in January 1994. From March 1992 to January 1994, Mr. Noe served as Vice President, Chief Financial Officer and Treasurer for Blue Ash Building and Loan Company located in Blue Ash, Ohio. From January 1983 to March 1992, Mr. Noe was a principal in the firm Kennedy, Kraft, Dreyer and Noe, certified public accountants, located in Cincinnati, Ohio.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Under Section 16(a) of the Securities Exchange Act of 1934, as amended ("1934 Act"), the Company's directors, officers and any persons holding more than 10% of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers, Inc. ("NASD") by specific dates. Based on representations of its directors and officers and copies of the reports that they have filed with the Commission and the NASD, and other than Mr. Hendy who did not file during fiscal 1998 a Form 3, the Company believes that all of these filing requirements were satisfied by the Company's directors and officers in the fiscal year ended September 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table sets forth a summary of certain information concerning the compensation paid by the Bank for services rendered in all capacities during the indicated periods to the President and Chief Executive Officer of the Bank and other executive officers of the Bank whose total compensation during the last fiscal year exceeded $100,000.


                                            Annual Compensation                     Long-Term Compensation


                                                              Other                                          All
      Name and                                                Annual           Stock       Number of        Other
 Principal Position       Year      Salary(1)     Bonus    Compensation(1)     Grants       Options      Compensation(2)
Otto L. Keeton            1998     $189,800     $91,300         $--             $--           --          $   61,175
  President and           1997      177,000      60,800          --              --           --             103,026
  Chief Executive         1996      172,200      93,000          --              --           --              88,451
  Officer


Michael R. Meister        1998      147,600      74,400          --              --           --              46,400
  Vice President and      1997      134,100      44,000          --              --           --              74,583
  Chief Operating         1996      130,400      77,000          --              --           --              88,451
  Officer



Thomas J. Noe             1998      103,300      66,300          --              --           --              38,700
  Vice President,         1997       92,300      36,000          --              --           --              61,217
  Chief Financial         1996       88,100      68,000          --              --           --              69,297
  Officer and
  Treasurer

Steven M. Pomeroy         1998       73,900      29,600          --              --           --              27,700
  Vice President          1997       67,000      26,200          --              --           --              44,445
  and Loan Officer        1996       64,700      25,000          --              --           --              56,408

---------------

(1) Does not include amounts attributable to miscellaneous benefits received by the named executive officers. Includes directors fees where applicable. In the opinion of management of the Bank, the costs to the Bank of providing such benefits to the named executive officers during the fiscal year ended September 30, 1998 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(2) Consists of amounts allocated during the respective periods pursuant to the ESOP based on the market price per share on the date of allocation.

STOCK OPTIONS

          No options were granted to the named executive officers during the year ended September 30, 1998.

          The following table discloses the options exercised for the year ended September 30, 1998, and held at year-end, by the Chief Executive Officer and the named executive officers:

                         Shares Acquired     Value          Number of Options at           Value of Options at
        Name               On Exercise      Realized         September 30, 1998           September 30, 1998(1)

                                                         Exercisable    Unexercisable   Exercisable   Unexercisable

Otto L. Keeton               ---            $---             34,028         22,686     $1,165,459        $776,996
Michael R. Meister           ---             ---             27,223         18,149        932,388         621,603
Thomas J. Noe                ---             ---             17,015         11,343        582,764         388,498
Steven M. Pomeroy            ---             ---             17,015         11,343        582,764         388,498

--------------

(1)  Based on a per share market price of $ 47.25 at September 30, 1998.


DIRECTOR'S COMPENSATION

          Directors of the Company receive no compensation. During fiscal 1998, members of the Board of Directors of the Bank received $2,000 per month for serving on the Board of Directors and any of its committees and the Corporate Secretary (who is also a director) received an additional $100 per month for performing secretarial services.

EMPLOYMENT AGREEMENTS

          The Company and the Bank (collectively the "Employers") have entered into employment agreements with each of Messrs. Keeton, Meister, Noe and Pomeroy. The Employers have agreed to employ such individuals for a term of three years in their current respective positions. The term of each employment agreement shall be extended each year.

          The employment agreements are terminable with or without cause by the Employers. The officer shall have no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Employers for cause, disability, retirement or death, provided, however, that (i) in the event that the officer terminates his employment because of failure of the Employers to comply with any material provision of the employment agreement or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death or by the officer as a result of certain adverse actions which are taken with respect to the officer's employment following a Change in Control of the Company, as defined, each officer will be entitled to a cash severance amount equal to 2.99 times his base salary.

          A Change in Control is generally defined in the employment agreement to include (i) the acquisition by any person of 25% or more of the Company's outstanding voting securities and (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

          Each employment agreement provides that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "excess parachute payments" within the meaning of Section 280G of the Code, then such payments and benefits received thereunder shall be reduced, in the manner determined by the employee, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes. Excess parachute payments generally are payments in excess of three times the base amount, which is defined to mean the recipient's average annual compensation from the employer includible in the recipient's gross income during the most recent five taxable years ending before the date on which a change in control of the employer occurred. Recipients of excess parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

          Although the above-described employment agreements could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant anti-takeover effect.

REPORT OF THE COMPENSATION COMMITTEE

          The goals of the Committee are to assist the Board of Directors of the Company and the Bank in attracting and retaining qualified management, motivating executives to achieve performance goals and ensuring that the financial interests of management are reasonable and consistent with industry standards, management performance and shareholders' interests.

          In order to establish compensation levels for the Company's Chief Executive Officer and other executive officers, the Compensation Committee considered the overall financial, market and competitive performance of the Company during the fiscal year, including net income of the Company and expense and efficiency ratios. The Compensation Committee also considered the successful completion of the mergers and branch purchases and the role specific officers played in those transactions. Further, the Committee considered similar factors with respect to fiscal 1998 compensation for the Bank's other executive officers.

          Based upon the above factors, the Committee increased Mr. Keeton's base salary by approximately $12,800 or 7% to $189,8000 and Mr. Keeton was given a bonus of $91,300 for his service during fiscal 1998. The Committee provided for salary increases and bonuses for the other executive officers.

          Following review and approval by the Committee, all issues pertaining to executive compensation are submitted to the full Board of Directors for their approval. Mr. Keeton did not participate in the review of his compensation.

                                               Steven A. Wilson
                                               Terrell G. Marty
                                               Edith  P. Mayer

PERFORMANCE GRAPH

         The following graph compares the yearly cumulative total return relating to the Common Stock since the Company's initial public offering of the Common Stock in October 1994 with (i) the yearly cumulative total return on the stocks included in the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") Stock Market Index (for United States companies),
(ii) the SNL Thrift Index and (iii) the SNL $250M - $500M Thrift Index.

         The graph represents $100 invested in the Company's initial public offering of Common Stock issued on October 17, 1994 at $13.00 per share.

                            [Performance Graph]

                                                                   PERIOD ENDING
                                       ---------------------------------------------------------------------
INDEX                                     10/17/94       9/30/95       9/30/96       9/30/97       9/30/98
------------------------------------------------------------------------------------------------------------
Enterprise Federal Bancorp, Inc.           100.00        116.36        123.98        231.95         377.16
NASDAQ - Total U.S.                        100.00        137.79        163.47        224.39         229.36
SNL Thrift Index                           100.00        135.76        163.97        284.92         255.44
SNL $250M-$500M Thrift Index               100.00        124.22        142.54        233.62         222.57

PENSION PLAN

          The following table indicates the annual retirement benefit that would be payable under the plan upon retirement at age 65 to a participant electing to receive his retirement benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service.


                   -----------------------------------------------------------------------------------
                                                           PENSION PLAN TABLE
                                   -------------------------------------------------------------------
                    Renumeration                            Years of Service
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                                       15          20         25         30         35         40
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                    $   25,000        $ 7,500    $ 10,000   $ 12,500   $ 15,000   $ 17,500   $ 20,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                        50,000         15,000      20,000     25,000     30,000     35,000     40,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                        75,000         22,500      30,000     37,500     45,000     52,500     60,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       100,000         30,000      40,000     50,000     60,000     70,000     80,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       125,000         37,500      50,500     62,500     75,500     87,500    100,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       150,000         45,000      60,000     75,000     90,000    105,000    120,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       175,000         52,500      70,000     87,500    105,000    122,500    140,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       200,000         60,000      80,000    100,000    120,000    140,000    160,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       225,000         67,500      90,000    112,500    135,000    157,500    180,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                       250,000         75,000     100,000    125,000    150,000    175,000    200,000
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------
                   --------------- ----------- ----------- ---------- ---------- ---------- ----------

          The indicated amounts in the above table assume that participants elect the normal retirement form of benefit.

          Benefits are generally payable under the Pension Plan upon retirement at age 65 based upon an average of an employee's five highest consecutive annual amounts of base salary. The plan provides for an early retirement option with reduced benefits for eligible participants who exceed 45 years of age. Employee benefits vest 100% after 5 years of service. Benefits under the Pension Plan are not offset by Social Security payments. Such amounts are within 10% of the salary reported for the named individual in the Summary Compensation Table above.

          At September 30, 1998, Mr. Keeton had 38 years and one month of credited service under the Pension Plan. Messrs. Meister, Noe, and Pomeroy had 28 years and fourth months, three years and eight months and 21 years and four months, respectively, of credited service under the Pension Plan, respectively, as of September 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table includes, as of December 18, 1998, certain information as to the Common Stock beneficially owned by (i) those persons or entities, including any "group" as that term is used in Section 13(d)(3) of the 1934 Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, (iii) certain executive officers of the Company, and (iv) all directors and executive officers of the Company and the Bank as a group.

                                                                     Common Stock
                                                               Beneficially Owned as of
            Name of Beneficial Owner                             December 18, 1998(1)
------------------------------------------------  --------------------------------------------------


                                                            Number                       %
                                                  ---------------------------  ---------------------

Enterprise Federal Bancorp, Inc.                               181,487(2)                  8.21%
 Employee Stock Ownership Plan Trust
7810 Tylersville Square Drive
West Chester, Ohio  45069
Directors:
  Otto L. Keeton                                               103,110(2)(3)               4.65
  Michael R. Meister                                            95,106(4)                  4.30
  Terrell G. Marty                                              56,021(2)(5)               2.53
  Edith P. Mayer                                                16,480(6)                   .75
  Steven A. Wilson                                              54,078(2)(7)               2.45
  David G. Hendy                                                 6,676(8)                   .30
Executive Officers:
  Thomas J. Noe                                                117,982(9)                  5.34
  Steven M. Pomeroy                                             44,342(10)                 2.01
All directors and executive officers
 of the Company and the Bank as a                              493,795(1)(11)             22.33
 group (8 persons)

                                                   (FOOTNOTES ON FOLLOWING PAGE)

----------------

(1) For purposes of this table, pursuant to rules promulgated under the 1934 Act, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares. Shares which may be acquired by the exercise of stock options which are exercisable within 60 days of December 18, 1998 are deemed to be beneficially owned by the holder and are outstanding for the purpose of computing the percentages of Common Stock beneficially owned by the respective individual and group.

(2) The Enterprise Federal Bancorp, Inc. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the Enterprise Federal Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Otto Keeton, Terrell Marty and Steven Wilson, who act as trustees of the ESOP ("Trustees"). As of December 18, 1998, 80,461 shares held in the Trust were unallocated, and 101,026 shares held in the Trust had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and allocated shares for which employees do not give instructions will be voted in the same ratio on any matter as to those shares for which instructions are given. Unallocated shares held in the ESOP will be voted by the ESOP Trustees in accordance with their fiduciary duties as trustees. The amount of Common Stock beneficially owned by each individual trustee or all directors and executive officers as a group does not include the shares held by the Trust.

(3) Includes 30,860 shares held jointly with Mr. Keeton's wife, 2,496 shares held individually by Mr. Keeton's wife, 13,001 shares held in the individual's account in the ESOP, and 45,371 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(4) Includes 11,538 shares held jointly with Mr. Meister's wife, 11,538 shares held individually by Mr. Meister's wife, 12,945 shares held in the individual's account in the ESOP, and 36,297 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(5) Includes 11,538 shares held jointly with Mr. Marty's wife, 11,538 shares held by Mr. Marty's children, 7,895 shares held by Mr. Marty as trustee for his retirement plan, and 8,395 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(6) Includes 1,100 shares held by Mrs. Mayer as trustee for her retirement plan, 308 shares held jointly with Mrs. Mayer's daughter, 1,891 shares held individually by Mrs. Mayer's husband, and 8,395 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(7) Includes 11,670 shares held individually by Mr. Wilson's wife, 6,675 shares held by Mr. Wilson as trustee for his retirement plan and 8,395 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(8)    Includes 3,338 shares held individually by Mr. Hendy's wife.

(9) Includes 71,406 shares held jointly with Mr. Noe's wife, 5,941 shares held in Mr. Noe's individual retirement account ("IRA"), 1,895 shares held in an IRA for Mr. Noe's wife, 280 shares held by Mr. Noe's children, 10,469 shares held in the individual's account in the ESOP, and 22,686 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(10) Includes 2,310 shares held jointly with Mr. Pomeroy's wife, 2,399 shares held in an IRA for Mr. Pomeroy's wife, 300 shares held by Mr. Pomeroy's children, 8,586 shares held in the individual's account in the ESOP, and 22,686 shares which may be acquired upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998.

(11) Includes 152,225 shares which may be acquired by directors and executive officers as a group upon the exercise of stock options exercisable within sixty (60) days of December 18, 1998 and 45,001 shares allocated to the accounts of executive officers as a group in the ESOP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          All loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. All of the Bank's loans to its directors and executive officers were originally made in the ordinary course of business at substantially the same terms, including interest rates and collateral, as those prevailing at the time of the loans for comparable transactions with other persons and did not involve more than the normal risk of collectability or other unfavorable features.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)  DOCUMENTS FILED AS PART OF THIS REPORT

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

               Independent Auditors' Report
               Consolidated Statements of Financial Condition at September 30, 1998 and 1997.
               Consolidated Statements of Earnings for Each of the Three Years in the Period Ended September 30, 1998.
               Consolidated Statements of Changes in Stockholders' Equity for Each of the Three Years in the Period Ended September 30, 1998. Consolidated Statements of Cash Flows for Each of the Three Years in the Period ended September 30, 1998.
               Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

                                  EXHIBIT INDEX



PAGE
2.1     Plan of Conversion                                                                               *
3.1     Amended Articles of Incorporation of Enterprise Federal Bancorp, Inc.                            **
3.2     Code of Regulations of Enterprise Federal Bancorp, Inc.                                          *
3.3     Bylaws of Enterprise Federal Bancorp, Inc.                                                       *
4.0     Stock Certificate of Enterprise Federal Bancorp, Inc.                                            ***
10.1    Enterprise Federal Bancorp, Inc. Recognition and Retention Plan                                  ***
10.2    Enterprise Federal Bancorp, Inc. 1994 Stock Option Plan                                          ***
10.3    Enterprise Federal Bancorp, Inc. Employee Stock Ownership
          Plan and Trust                                                                                 *
10.4    Employment Agreement between Enterprise Federal Bancorp, Inc.
          and Otto L. Keeton                                                                             ***
10.5    Employment Agreement between Enterprise Federal Bancorp, Inc. and
          Michael P. Meister                                                                             ***
10.6    Employment Agreement between Enterprise Federal Bancorp, Inc. and
          Thomas J. Noe                                                                                  ***
10.7    Employment Agreement between Enterprise Federal Bancorp, Inc. and
          Steven M. Pomeroy                                                                              ***
22.0    Subsidiaries of the Registrant - Reference is made to "Item 1
          Business - Subsidiaries" for the required information



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



                        ENTERPRISE FEDERAL BANCORP, INC.


By: /S/ OTTO L. KEETON
   --------------------------------------
   Otto L. Keeton
   Chairman of the Board, President and
     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /S/ OTTO L. KEETON                                           December 31, 1998
 ------------------------------------
 Otto L. Keeton
 Chairman of the Board, President
  and Chief Executive Officer

 /S/ MICHAEL R. MEISTER                                       December 31, 1998
 ------------------------------------
 Michael R. Meister
 Vice President, Chief Operating
  Officer and Director

 /S/ THOMAS J. NOE                                            December 31, 1998
 ------------------------------------
 Thomas J. Noe
 Vice President, Treasurer and
  Chief Financial Officer

 /S/ DAVID G. HENDY                                           December 31, 1998
 ------------------------------------
 David G. Hendy
 Director

 /S/ TERRELL G. MARTY                                         December 31, 1998
 ------------------------------------
 Terrell G. Marty
 Director

 /S/ EDITH P. MAYER                                           December 31, 1998
 ------------------------------------
 Edith P. Mayer
 Director

 /S/ STEVEN A. WILSON                                         December 31, 1998
 ------------------------------------
 Steven A. Wilson
 Director