Form 10-Q
period 1998-12-31
ENTERPRISE FEDERAL BANCORP INC
filed 1999-02-16
CIK 922036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________  to  _________________

                         Commission File Number 0-24694

                        ENTERPRISE FEDERAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Ohio                                    31-1396726
--------------------------------------------------   ---------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                         Identification Number)

          7810 Tylersville Square Drive
               West Chester, Ohio                               45069
--------------------------------------------------   ---------------------------
(Address or principal executive office)                       (Zip Code)


                                 (513) 755-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1998, there were issued and outstanding 2,210,996 shares of the Registrant's Common Stock, par value $.01 per share.

                 ENTERPRISE FEDERAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.                 FINANCIAL INFORMATION                                                        PAGE
------                  ---------------------                                                        ----
Item 1.                 Consolidated Financial Statements

                        Consolidated Statements of Financial Condition                                 1
                        (as of December 31, 1998 (unaudited) and September 30, 1998)

                        Consolidated Statements of Earnings for the three months                       2
                        ended December 31, 1998 (unaudited) and 1997 (unaudited)

                        Consolidated Statements of Cash Flows for the three months                    3-4
                        ended December 31, 1998 (unaudited) and 1997 (unaudited)

                        Notes to unaudited Consolidated Financial Statements                          5

Item 2.                 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                        6-9


PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                             10
Item 2.                 Changes in Securities and Use of Proceeds                                     10
Item 3.                 Defaults Upon Senior Securities                                               10
Item 4.                 Submission of Matters to a Vote of Securities Holders                         10
Item 5.                 Other Information                                                             10
Item 6.                 Exhibits and Reports on Form 8-K                                             10-11

Signatures                                                                                            12



                        Enterprise Federal Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)



                                                                     DECEMBER 31, 1998          SEPTEMBER 30, 1998
                                                                     -----------------          ------------------
                                                                        (Unaudited)
        ASSETS
Cash and due from banks                                                  $     1,623              $     854
Federal funds sold                                                            17,000                     --
Interest-bearing deposits in other financial institutions                      9,325                  7,513
                                                                         -----------              ---------
                  Cash and cash equivalents                                   27,948                  8,367

Investment securities available for sale - at market                           3,266                  1,984
Mortgage-backed securities available for sale - at market                    184,453                119,160
Loans receivable - net                                                       298,556                250,922
Office premises and equipment-at depreciated cost                              5,451                  4,029
Federal Home Loan Bank stock - at cost                                         9,668                  8,928
Accrued interest receivable on loans                                           1,292                  1,017
Accrued interest receivable on mortgage-backed securities                      1,261                    569
Accrued interest receivable on interest-bearing deposits                         175                    161
Goodwill and other intangible assets                                          10,815                    759
Prepaid expenses and other assets                                                391                    278
Prepaid federal income taxes                                                     776                    344
                                                                         -----------              ---------
                  Total assets                                             $ 544,052              $ 396,518
                                                                         -----------              ---------
                                                                         -----------              ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                   $ 343,160              $ 205,829
Borrowings                                                                   159,384                150,000
Accrued interest payable                                                       1,137                  1,006
Other liabilities                                                                504                  1,466
Accrued federal income taxes                                                     501                    203
Deferred federal income taxes                                                    621                    554
                                                                         -----------              ---------
                  Total liabilities                                        $ 505,307              $ 359,058

Commitments                                                                       --                     --

Stockholders' equity
Preferred stock, no par value, 1,000,000 shares
   authorized, none issued and outstanding                                        --                     --
Common stock, $.01 par value, 4,000,000 shares authorized,
   2,268,596 issued                                                               23                     23
Additional paid-in capital                                                    24,287                 23,593
Less 57,600 and 282,768 shares of treasury stock - at cost                      (333)                  (333)
Less shares acquired by stock benefit plans                                     (649)                (1,315)
Retained earnings - restricted                                                15,108                 15,113
Unrealized gains on securities designated as available
   for sale, net of related tax effects                                          309                    379
                                                                         -----------              ---------
                  Total stockholders' equity                                  38,745                 37,460
                                                                         -----------              ---------
                  Total liabilities and stockholders' equity               $ 544,052              $ 396,518
                                                                         -----------              ---------
                                                                         -----------              ---------



The accompanying notes are an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands except share data)
                                   (unaudited)


                                                               Three Months Ended December 31,
                                                            --------------------------------------
                                                                       1998                  1997
                                                            ----------------      ----------------
 Interest income:
   Loans                                                             $5,804                $4,138
   Mortgage-backed securities                                         2,142                 1,080
   Investment securities                                                 26                    --
   Interest-bearing deposits and other                                  552                   227
                                                            ----------------      ----------------
                   Total interest income                              8,524                 5,445

 Interest expense:
   Deposits                                                           3,872                 1,884
   Borrowings                                                         2,274                 1,588
                                                            ----------------      ----------------
                   Total interest expense                             6,146                 3,472
                                                            ----------------      ----------------
 Net interest income                                                  2,378                 1,973
 Provision for losses on loans                                           45                    45
                                                            ----------------      ----------------
  Net interest income after provision for losses on loans             2,333                 1,928
                                                            ----------------      ----------------

 Other operating income:
   Gain on sale of securities                                            --                    23
   Other operating income                                                80                    45
                                                            ----------------      ----------------
                    Total other income                                   80                    68
                                                            ----------------      ----------------

 Operating expenses:
   Employee compensation and benefits                                   898                   807
   Occupancy and equipment                                              187                    96
   Federal deposit insurance premiums                                    30                    23
   Franchise taxes                                                      107                   106
   Data processing                                                       72                    34
   Amortization of intangible assets                                    126                     8
   Other                                                                147                   135
                                                            ----------------      ----------------
                  Total operating expenses                            1,567                 1,209
                                                            ----------------      ----------------

 Earnings before income taxes                                           846                   787
 Federal income taxes                                                   298                   271
                                                            ----------------      ----------------
 Net earnings                                                         $ 548                  $516
                                                            ----------------      ----------------
                                                            ----------------      ----------------

 Earnings per share:
         Basic                                                         $.25                  $.27
                                                            ----------------      ----------------
                                                            ----------------      ----------------

         Diluted                                                       $.23                  $.25
                                                            ----------------      ----------------
                                                            ----------------      ----------------




The accompanying narrative is an integral part of these statements.

                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)


                                                                         Three Months Ended December 31,
                                                                       -------------------------------------
                                                                                  1998                 1997
                                                                       ----------------      ---------------
 Cash flows from operating activities:
   Net earnings for the period                                                $548                $  516
   Adjustments to reconcile net earnings
   to net cash provided by (used in) operating activities:
   Amortization of discounts and premiums on loans,
   investments and mortgage-backed securities - net                             54                     2
   Amortization of deferred loan origination fees                             (130)                  (87)
   Depreciation and amortization                                               195                    43
   Provision for losses on loans                                                45                    45
   Federal Home Loan Bank Stock dividends                                     (177)                 (103)
   Gains on sales of securities                                                 --                   (23)
    Amortization of expense related to stock benefit plans                   1,360                   676
 Increase (decrease) in cash due to change in:
   Accrued interest receivable                                                (981)                 (134)
   Prepaid expenses and other assets                                          (104)                  (65)
   Accrued interest payable                                                    131                   110
   Other liabilities                                                          (962)                 (566)
 Federal income taxes
   Current                                                                     298                    11
   Deferred                                                                   (365)                  137
                                                                       ----------------      ---------------

 Net cash provided by operating activities                                     (88)                  562

 Cash flows provided by (used in) investing activities:
   Purchase of investment securities                                          (282)                 (318)
   Purchase of mortgage-backed securities                                  (69,252)              (15,676)
   Principal repayments of mortgage-backed securities                       16,359                   916
   Sale of mortgage-backed securities                                           --                 1,573
   Purchase of FHLB Stock                                                       --                  (397)
   Loan principal repayments                                                29,023                 6,605
   Loan disbursements                                                       28,202               (10,839)
   Purchase of office premises and equipment                                   (68)                  (40)
                                                                       ----------------      ---------------
Acquisition of Cornerstone Bank
   Deposits - Net                                                           67,762                    --
Acquisition of Security Savings
   Holding Company, Inc. Common Stock - Net                                 (6,857)                   --
   Net cash used in investing activities                                     8,483               (18,176)
                                                                       ----------------      ---------------


                        Enterprise Federal Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)
                                   (unaudited)



                                                                         Three Months Ended December 31,
                                                                       -------------------------------------
                                                                                  1998                 1997
                                                                       ----------------      ---------------
 Net cash used in operating and investing
 activities (subtotal carried forward)                                        $  8,395              $(17,614)

 Cash flows provided by (used in) financing activities:
   Net increase in deposit accounts                                              3,739                   729
    Proceeds from Borrowings                                                     8,000                25,000
    Distribution to stockholders                                                  (553)                 (496)
                                                                              --------              --------
   Net cash provided by financing activities                                    11,186                25,233
                                                                              --------              --------
   Net increase in cash and cash equivalents                                    19,581                 7,619
   Cash and cash equivalents at beginning of period                              8,367                11,141
                                                                              --------              --------
   Cash and equivalents at end of period                                      $ 27,948              $ 18,760
                                                                              --------              --------
                                                                              --------              --------

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                                           --                $    260
                                                                              --------              --------
                                                                              --------              --------
   Interest on deposits and borrowings                                        $  6,015              $  3,362
                                                                              --------              --------
                                                                              --------              --------

Supplemental Disclosure of non cash investing activities:
   Unrealized gains (losses) on securities
   designated as available for sales, net of taxes                            $    (70)             $    267
                                                                              --------              --------
                                                                              --------              --------

Liabilities assumed in acquisition of
   deposits of Cornerstone Bank                                               $ 72,729              $   --
Less:  Fair value of assets received                                            68,274                  --
                                                                              --------              --------
Amount assigned to goodwill                                                   $  4,455              $   --
                                                                              --------              --------
                                                                              --------              --------


Liabilities assumed and cash paid in
   acquisition of Security Savings Holding Company, Inc.                      $ 87,163              $   --

Less fair value of assets received                                              81,504                  --
                                                                              --------              --------

Amount assigned to goodwill                                                   $  5,659              $   --
                                                                              --------              --------
                                                                              --------              --------




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

             The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Corporation's Form 10-K for the year ended September 30, 1998.


Note 2 - PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated. The consolidated financial statements at December 31, 1998 and for the three months then ended include all accounts of North Cincinnati Savings Bank ("NCSB"), certain deposits and fixed assets acquired from Cornerstone Bank ("CB") and all accounts of Security Savings Holding Company, Inc. ("SSHC"). Each of these transactions was accounted for as a purchase for financial reporting purposes. Under this method of accounting, the Corporation recorded each acquisition at its cost at the respective effective time of each acquisition which costs included the cash paid in each merger (NCSB and SSHC only), the fair value of the Corporation's common stock issued in each merger (NCSB only) and all direct acquisition costs.

         The purchase prices were allocated to the acquired assets and assumed liabilities of NCSB, CB and SSHC, respectively, based upon their estimated fair values at the respective effective times in accordance with generally accepted accounting principles. The purchase prices in excess of their respective fair values will be amortized over 15 years for financial accounting purposes.


Note 3 - EARNINGS PER SHARE

             Basic earnings per share for the three month periods ended December 31, 1998 and 1997 were calculated assuming 2,181,958 and 1,904,663 shares were issued and outstanding during the respective periods.

             Diluted earnings per share for the three month periods ended December 31, 1998 and 1997 were calculated assuming 2,363,446 and 2,035,316 shares were issued and outstanding during the respective periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Corporation's assets totaled $544.1 million at December 31, 1998 compared to $396.5 million at September 30, 1998. This $147.6 million or 37.2% increase was primarily due to a $19.6 million or 234.0% increase in cash and cash equivalents, a $47.6 million or 19.0% increase in loans receivable, net and a $65.3 million or 54.8.% increase in mortgage-backed securities. Total liabilities amounted to $505.3 million at December 31, 1998 compared to $359.1 million at September 30, 1998. This increase was primarily due to a $137.3 million or 66.7% increase deposits and a $9.3 million or 6.3% increase in borrowings. The increase in total assets and liabilities at December 31, 1998 compared to September 30, 1998 primarily reflects the acquisition of certain deposits of Cornerstone Bank in October 1998, the acquisition of Security Savings Holding Company, Inc. in November 1998, as well as growth in the loan and investment portfolios funded by increased deposits and borrowings. Total stockholders' equity increased $1.3 million or 3.4% to $38.7 million at December 31, 1998 compared to $37.4 million at September 30, 1998. The increase in stockholders' equity was primarily due to net earnings of $548,000, and stock benefit allocations of $1.4 million, which were partially offset by decreased unrealized gains on available for sale securities of $70,000 and dividend distributions of $553,000.


RESULTS OF OPERATIONS

         NET EARNINGS. The Corporation's net earnings amounted to $548,000 for the three months ended December 31, 1998 compared to $516,000 for the comparable period in 1997. The $32,000 or 6.2% increase was due primarily to a $405,000 increase in net interest income which was partially offset by a $35,800 increase in operating expenses.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased $405,000 or 20.5% to $2.3 million for the three months ended December 31, 1998 compared to the same period in 1997. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         INTEREST INCOME. Interest income amounted to $8.5 million for the three months ended December 31, 1998 compared to $5.4 million for the same period in 1997. The increase of $3.1 million or 56.5% was primarily due to an increase of $1.7 million in interest income on loans. Such increase was primarily due to an increase in the average balance of such assets due to the acquisitions previously discussed and increased loan demand.

         INTEREST EXPENSE. Interest expense increased $2.7 million or 77.0% to $6.1 million for the three months ended December 31, 1998 compared to the same period in 1997 as a result of an increase in interest expense on both deposits and borrowings. Interest expense on deposits increased $2.0 million or 105.5% due to an increase in the average balance of deposits while interest expense on borrowings increased $686,600 or 43.2% due to an increase in the average balance of borrowings. The average balance of deposits and borrowings primarily reflects the acquisitions previously discussed.

         OTHER INCOME. Other income amounted to $80,000 and $68,000 during the three months ended December 31, 1998 and 1997, respectively. The $12,000 increase from the 1997 period to the 1998 period was primarily due to a $35,000 increase in other operating income partially offset by a $23,000 decrease in gains on sales of securities as a result of decreased sales activity.

         OPERATING EXPENSES. Operating expenses increased $358,000 or 29.6% to $1.6 million for the three months ended December 31, 1998 compared to $1.2 million for the three months ended December 31, 1997. Such increase was primarily due to increases in employee compensation and benefits, occupancy and equipment and amortization of intangible assets as a result of three separate acquisitions in the last year.

         FEDERAL INCOME TAXES. Federal income taxes amounted to $298,000 and $271,000 for the three months ended December 31, 1998 and 1997, respectively, resulting in effective tax rates of 35.2% and 34.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Corporation manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Corporation invests excess funds in FHLB overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Corporation has borrowed funds from the FHLB of Cincinnati and Fifth Third Bank and has access to the Federal Reserve Bank discount window. At December 31, 1998, the Corporation had $151.4 million of FHLB advances outstanding and borrowings of $8.0 million from Fifth Third Bank.

         Liquidity management is both a daily and long term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits. On a longer-term basis, the Corporation maintains a strategy of investing in various mortgage-backed securities and lending products. During the three month periods ended December 31, 1998 and 1997, the Corporation used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of mortgage-backed securities. At December 31, 1998, the total approved loan commitments outstanding amounted to $2.2 million. At the same time, the Corporation had $13.0 million of commitments under unused lines and letters of credit and the unadvanced portion of construction loans approximated $8.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totaled $139.7 million. Management of the Corporation believes that the Corporation has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities, to fund all of its commitments to the extent required. In addition, although the Corporation has extended commitments to fund loans or lines and letters of credit, historically, the Corporation has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with the Corporation.

         The Savings Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets (as defined) in amounts equal to 4% respectively, of net withdrawal deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Savings Bank's average monthly liquidity ratio for December 1998 was 153%. As of December 31, 1998, the Savings Bank's regulatory capital substantially exceeded all regulatory capital requirements as demonstrated in the table below.


                                                             Regulatory Capital
                               --------------------------------------------------------------------------------
                               Tangible                      Core                     Risk-based
                               Capital       Percent       Capital       Percent        Capital       Percent
                               ---------     --------     -----------    --------     ------------    ---------
                                                           (Dollars in Thousands)
Capital under generally
  accepted accounting
  principles                 $  42,683                    $  42,683                    $ 42,683
Goodwill                       (10,815)                     (10,815)                    (10,815)
Unrealized gain on securities     (309)                        (309)                       (309)
General valuation allowances        --                           --                       1,267
                                                                                          -----
Regulatory capital computed      31,559           5.9%       31,559         5.9%         32,826          13.3%
                                 ------                      ------                      ------
Minimum capital requirement       7,958           1.5        21,221         4.0          19,772           8.0
                                -------           ---        ------         ---          ------           ---

Regulatory capital - excess     $23,601           4.4%      $10,338         1.9%        $13,054           5.3%
                                -------           ---       -------         ---         -------           ---
                                -------           ---       -------         ---         -------           ---



         YEAR 2000. The Company out sources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the Company has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements and information relating to the Corporation that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Corporation or the Corporation's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Corporation with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Corporation does not intend to update these forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Corporation's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Savings Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for the year ended September 30, 1998. There has been no material change in the Corporation's asset liability position or market value of portfolio equity since September 30, 1998.

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

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not required.

Item 5.            OTHER INFORMATION

                   On September 25, 1998, the Corporation entered into an affiliation agreement with Fifth Third Bancorp which sets forth the terms and conditions under which the Corporation will merge with and into Fifth Third (the "Merger"). The agreement provides that upon consummation of the Merger, each issued and outstanding share of Corporation common stock shall, by virtue of the Merger, be converted into and represent the right to reserve .68516 shares of common stock of Fifth Third. The agreement was set forth in an exhibit to the Corporation's Form 8-K filed on October 28, 1998.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits
                       None

                  b.  Reports on Form 8-K

                      1. On October 28, 1998, the Corporation filed a Form 8-K to report under Item 5 the execution of an affiliation agreement which provides for the Merger of the Corporation with Fifth Third. No financial statements were filed.

                      2. On November 25, 1998, the Corporation filed a Form 8-K under Item 2 to report the consummation of the acquisition of certain assets and liabilities of Cornerstone Bank. No financial statements were filed.

                      3. On November 25, 1998, the Corporation filed a Form 8-K under Item 5 to report the consummation of the acquisition of Security Savings Holding Company, Inc. No financial statements were filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENTERPRISE FEDERAL BANCORP, INC.

Date: FEBRUARY 12, 1999           By: /S/ OTTO L. KEETON
      ------------------------        ------------------------------------
                                      Otto L. Keeton
                                      President & Chief Executive Officer

Date: FEBRUARY 12, 1999           By: /S/ THOMAS J. NOE
      ------------------------        ------------------------------------
                                      Thomas J. Noe
                                      Vice President and Chief Financial Officer